Form 10-Q
period 1999-03-31
MEEMIC HOLDINGS INC
filed 1999-06-04
CIK 1072815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

/x/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

                         Commission file number 0-21223


                              MEEMIC Holdings, Inc.
             (Exact name of registrant as specified in its charter)


               Michigan                               38-3436541
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)

   691 North Squirrel Road, Suite 100                    48321
         Auburn Hills, Michigan                       (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (888) 463-3642



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /x/


The number of shares outstanding of the registrant's common stock, no par value per share, as of June 4, 1999 was 1.

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                   PAGE NO.

              Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets at           3
                      March 31, 1999 (Unaudited) and
                      December 31, 1998

                      Condensed Consolidated Statements of Income        4
                      for the Three Months Ended March 31, 1999
                      and 1998 (Unaudited)

                      Condensed Consolidated Statements of               5
                      Comprehensive Income for the Three Months
                      Ended March 31, 1999 and 1998 (Unaudited)

                      Condensed Consolidated Statements of Cash Flows    6
                      for the Three Months Ended March 31, 1999 and
                      1998 (Unaudited)

                      Notes to Condensed Consolidated Financial         7-9
                      Statements (Unaudited)

              Item 2. Management's Discussion and Analysis of          10-15
                      Financial Condition and Results of Operations

              Item 3. Quantitative and Qualitative Disclosures About    15
                      Market Risk


Part II.      OTHER INFORMATION


              Item 6. Exhibits and Reports on Form 8-K                  16


              Signatures                                                16

PART I.       FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

           Michigan Educational Employees Mutual Insurance
                       Company and Subsidiary
                     CONSOLIDATED BALANCE SHEETS

                                                                       March 31, 1999
                                                                         (Unaudited)       December 31, 1998
                                                                      ------------------   -------------------
                               ASSETS
Investments:
   Fixed maturities availale for sale, at fair value                       $120,547,164          $122,996,615
   Short-term investments, at cost, which approximate fair value              1,906,496             1,906,496
                                                                      ------------------   -------------------
          Total investments                                                 122,453,660           124,903,111
Cash                                                                          5,031,710             3,977,602
Premiums due from policyholders                                               4,855,763             3,840,764
Amounts recoverable from reinsurers                                          42,181,247            43,066,086
Amounts recoverable from reinsurers, related party                           19,186,651            16,193,962
Accrued investment income                                                     1,551,396             1,604,457
Deferred federal income tax                                                   3,342,315             3,338,251
Property and equipment, at cost, net of accumulated depreciation              2,426,559             2,148,550
Deferred policy acquisition costs                                               284,735               278,067
Intangibles assets, net of amortization                                      38,537,338            39,268,400
Other assets                                                                    766,042               710,369
                                                                      ------------------   -------------------
          Total Assets                                                     $240,617,416          $239,329,619
                                                                      ------------------   -------------------
                                                                      ------------------   -------------------

               LIABILITIES AND POLICYHOLDERS' SURPLUS
Liabilities:
     Losses and loss adjustment expenses reserves                           $93,134,162           $92,297,908
     Unearned premiums                                                       30,866,486            31,585,769
     Surplus note                                                            21,500,000            21,500,000
     Payable related to acquisition                                          18,034,497            18,215,289
     Accrued expenses and other liabilities                                   9,107,416             8,386,744
     Accrued expenses and other liabilities, related party                    2,795,924             2,356,815
     Premiums ceded payable                                                   3,737,254             4,464,952
     Premiums ceded payable, related party                                    7,812,707             7,552,920
     Federal income taxes payable                                               844,801               744,801
                                                                      ------------------   -------------------
          Total Liabilities:                                                187,833,247           187,105,198
                                                                      ------------------   -------------------
Policyholders' surplus:
     Unassigned surplus                                                      51,439,723            50,375,927
     Accumulated other comprehensive income:  Net unrealized
          appreciation on investments, net of deferred federal
          income taxes of $692,594 and $952,254 in 1999 and
          1998, respectively                                                  1,344,446             1,848,494
                                                                      ------------------   -------------------
          Total policyholders' surplus                                       52,784,169            52,224,421
                                                                      ------------------   -------------------
          Total liabilities and policyholders' surplus                     $240,617,416          $239,329,619
                                                                      ------------------   -------------------
                                                                      ------------------   -------------------

See the accompanying notes to the unaudited condensed financial statements.

              Michigan Educational Employees Mutual Insurance
                          Company and Subsidiary
                    CONSOLIDATED STATEMENTS OF INCOME
       for the three months ended March 31, 1999 and 1998 (Unaudited)

                                                                1999                      1998
                                                        ---------------------     ---------------------
Revenues and other income:
     Premiums written                                            $28,173,781               $26,088,609
     Premiums ceded, related party                               (11,161,010)              (10,379,885)
     Premiums ceded, other                                          (995,004)                 (992,977)
                                                        ---------------------     ---------------------
          Net premiums written                                    16,017,767                14,715,747
     Decrease  in unearned premiums, net
          of prepaid reinsurance premiums                            719,283                   857,427
                                                        ---------------------     ---------------------
          Net premiums earned                                     16,737,050                15,573,174
     Net investment income                                         1,762,267                 1,678,320
     Net realized invesment gains on fixed maturities                 16,456                       477
     Other income                                                    376,028                   469,899
                                                        ---------------------     ---------------------
          Total revenues and other income                         18,891,801                17,721,870
                                                        ---------------------     ---------------------

Expenses:
     Losses and loss adjustment expenses incurred, net            12,427,428                10,553,559
     Policy acquisition and other underwriting expenses:
          Policy acquisition and underwriting expenses             6,167,255                 6,177,450
          Ceding commissions, related party                       (3,348,303)               (3,113,965)
          Management fees, related party                             517,808                   493,151
                                                        ---------------------     ---------------------
                                                                   3,336,760                 3,556,636
     Interest expense, related party                                 450,616                   450,616
     Amortization expense                                            731,062                   747,729
     Other expense                                                     6,880                    16,512
                                                        ---------------------     ---------------------
          Total expenses                                          16,952,746                15,325,052
                                                        ---------------------     ---------------------
          Income from operations before federal
               income taxes and extraordinary item                 1,939,055                 2,396,818
Federal income taxes                                                 805,596                   679,357
                                                        ---------------------     ---------------------
         Income before extraordinary item                          1,133,459                 1,717,461
Extraordinary item:
     Early extinguishment of debt                                    (69,664)                        -
                                                        ---------------------     ---------------------
          Net income*                                             $1,063,795                $1,717,461
                                                        ---------------------     ---------------------
                                                        ---------------------     ---------------------

* Earning per share not meaningful.

See the accompanying notes to the unaudited condensed financial statements.

            Michigan Educational Employees Mutual Insurance
                          Company and Subsidiary
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME for the three months ended March 31, 1999 and 1998 (Unaudited)

                                                                          1999                  1998
                                                                   -------------------    ------------------
Comprehensive income:
     Net income                                                            $1,063,795            $1,717,461
     Net unrealized depreciation on investments,
          net of reclassification adjustment and net
          of deferred federal income taxes of
          $(259,661) in 1999 and $(35,656) in 1998                           (504,048)              (69,214)
                                                                   -------------------    ------------------
          Comprehensive income                                               $559,747            $1,648,247
                                                                   -------------------    ------------------
                                                                   -------------------    ------------------

See the accompanying notes to the unaudited condensed financial statements.

             Michigan Educational Employees Mutual Insurance
                          Company and Subsidiary
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the three months ended March 31, 1999 and 1998 (Unaudited)

                                                                              1999                   1998
                                                                       ------------------     ------------------
Cash flows from operating activities:
     Net income
     Adjustments to reconcile net income to net cash provided by              $1,063,795             $1,717,461
            operating activities:
         Depreciation and amortization                                           939,354                861,882
         Realized gains on investments                                           (16,456)                  (477)
         Net accretion of discounts on investments                                22,771                 10,983
         Deferred federal income taxes                                           255,596               (270,641)
         Extraordinary (gain)/loss on early extinguishment of debt                69,664                      -
         Changes in assets and liabilities:
            Premiums due from policyholders                                   (1,014,999)              (203,973)
            Amounts due from reinsurers                                       (2,575,761)            (3,020,300)
            Accrued investment income                                             53,061                 16,320
            Deferred policy acquisition costs                                     (6,668)               571,338
            Other assets                                                         (55,673)              (141,489)
            Loss and loss adjustment expense reserves                            836,254              2,532,973
            Unearned premiums                                                   (719,283)              (857,429)
            Accrued expenses and other liabilities                             1,159,781              2,276,784
            Federal income taxes payable                                         100,000                500,000
                                                                       ------------------     ------------------

         Net cash provided by operating activities                               111,436              3,993,432
                                                                       ------------------     ------------------

Cash flows from investing activities:
     Proceeds from maturity of securities available for sale                   2,691,108              3,863,029
     Purchases of securities available for sale                               (1,011,680)            (6,040,096)
     Proceeds from sales of property and equipment                                     -                 26,416
     Purchases of property and equipment                                        (486,300)              (254,851)
                                                                       ------------------     ------------------

         Net cash provided by (used in) investing activities                   1,193,128             (2,405,502)
                                                                       ------------------     ------------------

Cash flows from financing activities:
     Payment on payable related to acquisition                                  (250,456)                     -
                                                                       ------------------     ------------------

         Net cash used in financing activities                                  (250,456)                     -
                                                                       ------------------     ------------------

Net increase in cash                                                           1,054,108              1,587,930
Cash, beginning of year                                                        3,977,602              2,204,325
                                                                       ------------------     ------------------


Cash, end of year                                                             $5,031,710             $3,792,255
                                                                       ------------------     ------------------
                                                                       ------------------     ------------------

Supplemental disclosure of cash flow information:
     Federal income taxes paid                                                  $300,000               $300,000
                                                                       ------------------     ------------------
                                                                       ------------------     ------------------

See the accompanying notes to the unaudited condensed financial statements.

                 MICHIGAN EDUCATIONAL EMPLOYEES MUTUAL INSURANCE
                             COMPANY AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      DESCRIPTION OF BUSINESS

                  Michigan Educational Employees Mutual Insurance Company and Subsidiary ("MEEMIC" or the "Company") is a Michigan-licensed property and casualty mutual insurance company that operates as a single segment writing full coverage private passenger automobile protection and homeowner insurance products for educational employees and their immediate families exclusively in the State of Michigan. MEEMIC sells its insurance contracts through its wholly owned subsidiary, MEEMIC Insurance Services Corp., d/b/a MEIA Insurance Agency, which is the exclusive distributor of the Company's products. MEEMIC Holdings, Inc. ("Holdings") was formed to be the holding company for MEEMIC after its conversion to a stock company. Before the conversion described in Note
         (4) below, Holdings will not engage in any significant operations. On the effective date of the conversion, MEEMIC will become a wholly owned subsidiary of Holdings. See Note (4).

                  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods then ended. Actual results may differ from those estimates.

                  The most significant estimates that are susceptible to significant change in the near term relate to the determination of the losses and loss adjustment expense reserves. Although considerable variability is inherent in these estimates, management believes that the reserves are adequate. The estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations.

(2)      BASIS OF PRESENTATION

                  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, and have been prepared in accordance with generally accepted accounting principles ("GAAP") for Form 10-Q and Rule 10-01 of Regulation S-X financial information. Accordingly, they have not been audited and they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions have been eliminated in consolidation.

                  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

 (3)     RELATED PARTY TRANSACTIONS

                  Effective April 7, 1997, Professionals Insurance Company Management Group ("Professionals"), which is the parent of ProNational Insurance Company ("ProNational") signed a definitive agreement with the Company whereby:

      - Nominees of Professionals were elected to all six positions on the MEEMIC Board of Directors;

      -  ProNational purchased a $21.5 million surplus note from MEEMIC;

      - Effective July 1, 1997 ProNational began reinsuring 40 percent of MEEMIC's net retained premiums on a quota share basis.

                  Professionals also provides MEEMIC with information system services and certain consulting services under a management services agreement. Fees for such services were $517,808 and $493,151 as of March 31, 1999 and 1998, respectively.

                  MEEMIC's plan of conversion contemplates the conversion of the $21.5 million surplus note of MEEMIC owned by Professionals into shares of Holdings. After our conversion, Professionals will own at least 34.9% of the stock of Holdings, and if policyholders, officers and directors do not purchase a significant number of shares in the offering, Professionals may own significantly more than 51% of the common stock after the conversion. The registration statement of Holdings (No. 333-66671) should be consulted for a description of the proposed conversion of MEEMIC and the expected role of Professionals.

                  The Company has a coinsurance treaty with ProNational to cede 40 percent of its net retained premiums on a quota share basis. Ceding commissions were $3,348,303 and $3,113,965 as of March 31, 1999 and 1998, respectively. A summary of reinsurance amounts that were ceded to ProNational for the three months ended March 31, 1999 and 1998 follows:

                                                           1999          1998
                                                        -----------   -----------
         Premiums earned . . . . . . . . . . . .        $11,161,010   $10,379,885
         Losses and loss adjustment expenses incurred   $ 8,377,792   $ 5,627,267

(4)      CONVERSION

                  On June 24, 1998, the Board of Directors approved a plan of conversion for changing the corporate form of the Company from the mutual form to the stock form. Under the plan, eligible policyholders, officers and directors will have the opportunity to acquire stock in Holdings, which will acquire all of the newly issued stock of the Company upon conversion. Prior to the conversion, Holdings will not engage in any significant operations and will not have assets or liabilities. On September 2, 1998, The Michigan Insurance Bureau concluded that MEEMIC's plan of conversion complied with applicable laws and approved such plan. On April 20, 1999, the Securities and Exchange Commission declared effective the registration statement on Form S-1 filed by Holdings. The Company has also received a tax opinion regarding the tax treatment of the conversion as a tax-free reorganization.

                  At a special policyholder meeting held on May 25, 1999, MEEMIC's plan of conversion was approved by policyholder vote. MEEMIC expects to convert to a stock insurance company and become a wholly owned subsidiary of Holdings, following the completion of its subscription rights offering on June 17, 1999. The management services agreement with Professionals will be terminated upon completion of the conversion. Holdings has received preliminary approval for listing its shares on the Nasdaq National Market. Final approval is subject to meeting various conditions which are outside Holdings' control, including a minimum number of shareholders, and a minimum number and value of shares held by non-affiliates following the conversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Holdings was formed to be the holding company for MEEMIC after the conversion. Before the conversion, Holdings will not engage in any significant operations and is therefore not included in the following discussion. On the effective date of the conversion, MEEMIC will become a wholly owned subsidiary of Holdings.

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this document and in our Form S-1 registration statement (No. 333-66671).

FORWARD-LOOKING STATEMENTS

         This document contains forward-looking statements (as the term is defined in the federal securities laws) which involve risks and uncertainties. We have identified several important factors which could cause actual results to differ materially from any such results discussed in the forward-looking information. All these factors are difficult to predict and many are beyond our control. These important factors include:

    - future economic conditions in the regional and national markets in which the companies compete;

    - financial market conditions, including, but not limited to, changes in interest rates;

    - inflation;

    - estimates of loss reserves and trends in losses and loss adjustment expenses;

    - the effects of the year 2000 problem on us and third parties with whom we do business;

    - changing competition;

    - the ability to carry out business plans;

    - the ability to enter new markets successfully and capitalize on growth opportunities;

    - adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and environmental, tax or accounting matters;

    - the ability to maintain an excellent A.M. Best rating;

    - the ability to obtain adequate reinsurance coverage at reasonable rates; and

    - our reinsurers' ability to fulfill their financial obligations to us.

OVERVIEW

         MEEMIC provides private passenger automobile and homeowners insurance primarily to educational employees and their immediate families in the State of Michigan. MEEMIC sells its insurance contracts through over 90 sales representatives associated with the sales agency, which is the exclusive distributor of MEEMIC's products. As of March 31, 1999, we had over 114,000 policies in force, representing 156,359 insured vehicles and 30,786 homeowner units.

FINANCIAL CONDITION

         Our total assets increased to $240.6 million at March 31, 1999 compared to $239.3 million at December 31, 1998. The majority of our assets consist of bonds, some preferred stocks, cash and short-term investments, that in total were $127.5 million at March 31, 1999 and $128.9 million at December 31, 1998. We primarily invest in high quality bonds with the objective of providing stable income while maintaining liquidity at appropriate levels for our current and long-term requirements. The portfolio consists primarily of government bonds, municipal bonds, collateralized mortgage obligations, and investment grade corporate bonds. The modified duration of investments has remained relatively constant at approximately three years. At March 31, 1999, the portfolio had an average Standard & Poor's security quality rating of AA (Excellent), and there were no securities in default concerning the timely payment of interest and principal. Our gross unrealized gains and gross unrealized losses in investments in securities were $2,304,556 and $267,516, respectively, at March 31, 1999 and $2,870,316 and $69,568, respectively, at December 31, 1998. These changes in our gross unrealized gains and losses are a result of fluctuating bond market values due to volatility of interest rates in the marketplace.

         Our recorded estimates of loss and loss adjustment expense reserves were $93.1 million at March 31, 1999 compared to $92.3 million at December 31, 1998. The $0.8 million increase in reserves at March 31, 1999 was due to an increase in homeowner claims from a January winter storm and due to general allowances for growth in the number of insured vehicles and homeowner policies in force.

         Unearned premiums were $30.9 million at March 31, 1999 and $31.6 million at December 31, 1998. The decrease in unearned premiums at March 31, 1999 compared to December 31, 1998 of 2.2% is due to the timing of renewals for the auto book of business that has a concentration of 6-month renewal dates in April and October.

         Other liabilities were $63.8 million at March 31, 1999 and $63.2 million at December 31, 1998. The increase in 1999 is due to the timing of our payments for interest on the surplus note and for state association assessments, payroll and retirement plan contributions. Additionally, the liabilities at March 31, 1999 and December 31, 1998 include $2,278,116 and $1,827,500, respectively, for interest on the $21.5 million surplus note and management fees of $517,808 and $529,315, respectively, due to Professionals.

         Our policyholder surplus was $52.8 million at March 31, 1999 compared to $52.2 million at December 31, 1998. This increase was due to net income of $1.1 million, which was offset by a decrease in accumulated other comprehensive income that consisted of unrealized losses on the investment portfolio of $0.5 million during the three months ended March 31, 1999.

DESCRIPTION OF RATIOS ANALYZED

         In the analysis of our results that follows, we refer to various financial ratios that investors use to analyze and compare the results of insurance companies. These ratios include:

      - LOSS RATIO-This ratio compares our insurance losses to our net premiums earned and indicates how much we are paying to policyholders for claims compared to the amount of premiums we are receiving from them. We discuss three components of the loss ratio that relate to the three categories of insurance losses in our business: automobile liability losses, automobile physical damage losses and homeowners losses. The lower the percentage, the more profitable our insurance business is.

      - UNDERWRITING EXPENSES RATIO-This ratio compares our expenses to obtain new business and renew existing business to our net premiums earned and is used to measure how efficient we are at obtaining business. The lower the percentage, the more efficient we are.

      - COMBINED RATIO-This ratio compares (a) the sum of our expenses to obtain new business and renew existing business, our insurance losses and our expenses related to settling and adjusting claims to (b) our net premiums earned. The lower the percentage, the more profitable our insurance business is. If the percentage is higher than 100%, our insurance business may not be profitable.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Net income for the three months ended March 31, 1999 was $1.1 million compared to $1.7 million for the three months ended March 31, 1998. Overall, our income from operations was $1.9 million for the three months ended March 31, 1999 compared to $2.4 million for the three months ended March 31, 1998. Expenses relating to interest on the surplus note and management fees to Professionals were $1.0 million for each of the three month periods.

         Our direct premiums written were $28.2 million for the three months ended March 31, 1999, an increase of $2.1 million, or 8%, compared to direct premiums written of $26.1 million for the three months ended March 31, 1998. Direct premiums written for automobile coverage were $25.9 million for the three months ended March 31, 1999, an increase of 6.2% compared to $24.4 million for the three months ended March 31, 1998. The increase in auto premiums was due to policyholder growth and an increase in the value of autos being insured. The number of insured vehicles increased 5.3% to 156,359 at March 31, 1999 from 148,481 at March 31, 1998. Our homeowners business also continued to increase. Direct premiums written for homeowners were $2.2 million for the three months ended March 31, 1999, an increase of 37%, compared to $1.6 million for the three months ended March 31, 1998. The increase in homeowners premiums was due to policyholder growth, a 7.6% rate increase that went into effect October 1, 1998 and an increase in the value of homes being insured. The number of homeowner policies in force increased 18.8% to 30,786 at March 31, 1999 from 25,917 at March 31, 1998.

         Net premiums written were $16.0 million for the three months ended March 31, 1999, an increase of 8.8% compared to $14.7 million for the three months ended March 31, 1998. The increase in net premiums written was comparable to the increase in direct premiums written. Net premiums earned were $16.7 million for the three months ended March 31, 1999, an increase of 7.0%, compared to $15.6 million for the three months ended March 31, 1999. Net premiums earned have lagged the increase in net premiums written due to the business growth.

         Total loss and loss adjustment expenses were $12.4 million for the three months ended March 31, 1999, compared to $10.5 million for the three months ended March 31, 1998. Overall, our loss ratio for the three months ended March 31, 1999 was 63.3% compared to 56.8% for the three months ended March 31, 1998. The higher loss ratio for the three months ended March 31, 1999 compared to 1998 was due to the homeowner losses resulting from the January 1999 Michigan winter storm. The homeowner loss ratio for the first quarter 1999 was 157.0% and for the first quarter 1998 was 54.1%. As a result of the storm, we incurred $1.7 million in direct losses, $1.0 million in net losses after quota share reinsurance, and 906 reported homeowner claims. The loss experience from auto business has remained stable and favorable. The auto liability loss ratio for the first quarter 1999 was 44.1% and for the first quarter 1998 was 53.8%. The auto physical damage loss ratio for the first quarter 1999 was 60.2% and for the first quarter 1998 was 58.6%. Our combined ratio was 94.19% for three months ended March 31, 1999, compared to 90.61% for the three months ended March 31, 1998. This increased ratio was due to the storm in January 1999.

         Policy acquisition and underwriting expenses were $3.3 million for the three months ended March 31, 1999, compared to $3.5 million for the same period of 1998. The underwriting expenses ratio decreased to 19.9% for the three months ended March 31, 1999, from 22.8% for the three months ended March 31, 1998. The reduction in first quarter 1999 was due primarily to higher deferred acquisition costs in 1997 that were expensed in 1998, compared to lower deferred acquisition costs in 1998 that were expensed in 1999. Under the management services agreement, Professionals provides MEEMIC with consulting and information system management services. In performing these services, Professionals has employed and compensates the president and the chief information officer of MEEMIC. These officers currently spend 95% and 80% of their time, respectively, working at MEEMIC. Management fees were approximately $0.5 million for each of the three month periods. Following the conversion, the management services agreement will be terminated and these two officers will become our employees. The cancellation of the management services agreement combined with the additional salaries and expenses needed to replace the services performed by Professionals is expected to increase after-tax earnings by approximately $1 million annually over the remaining 8 years of the agreement.

         Net investment income, before interest expense and excluding realized investment gains, was $1.8 million for the three months ended March 31, 1999 compared to $1.7 million for the three months ended March 31, 1998. Interest expense on the surplus note was $450,616 for each of the three months ended March 31, 1999 and 1998. Gross realized gains were $16,456 and $477 for the three months ended March 31, 1999 and 1998, respectively. There were no realized investment losses during those same periods. The net increase in net investment income was due principally to increases in invested assets because of positive cash flows from operations. The annualized total rate of return, which includes both income and changes in market value of securities, was 3.19% for the three months ended March 31, 1999 and was 5.33% for the three months ended March 31, 1998. The reduction of the return in the first quarter 1999 compared to the same period in 1998 was due to a reduction in security market values resulting from higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of cash are from premiums, investment income and proceeds from maturities of portfolio investments. The principal uses of cash are for payments of claims, commissions, taxes, operating expenses and purchases of investments. Cash flow and liquidity are managed in order to meet anticipated short-term payment obligations, and to maximize opportunities to earn interest on those funds not immediately required.

         The net increase in cash was $1,054,108 for the three months ended March 31, 1999 compared to $1,587,930 for the three months ended March 31, 1998. Cash provided by operations for the three months ended March 31, 1999 was $111,436 compared to $3,993,432 for the three months ended March 31, 1998. The $3.9 million difference in cash provided by operations for the first quarter 1999 compared to the first quarter 1998 was primarily due to more loss and loss adjustment expenses being paid in first quarter 1999 compared to first quarter 1998 as a result of the January 1999 winter storm. As a result of a greater amount of cash being used to pay for the 1999 storm losses, the net cash used in investing activities for the three months ended March 31, 1999 was correspondingly lower than for the three months ended March 31, 1998.

         MEEMIC is currently pursuing conversion to a stock company to provide a source of capital for growth and expansion of its current auto and homeowner products, as well as provide capacity for new product lines. The conversion is expected to yield net proceeds of at least $29.8 million, after payment of offering related expenses and a $500,000 donation to the MEEMIC Foundation. The increased capital resources from the conversion will also allow MEEMIC to retire liabilities under terms of the agency purchase agreement and improve operational flexibility and financial capabilities for business and regulatory purposes.

         MEEMIC has a surplus note for $21.5 million, with interest payable annually at a rate of rate of 8.5%. The entire principal and any accrued unpaid interest is due on April 7, 2009. However, any repayment is subject to written authorization by the Bureau and approval by the MEEMIC board of directors. The surplus note of $21.5 million and unpaid interest to November 1, 1998 of $1,522,090 will be exchanged for Holdings common stock as part of the conversion and the remaining accrued interest of approximately $1.2 million will be paid in cash.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards, or SFAS, No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. As MEEMIC does not use derivative instruments, we anticipate that the adoption of SFAS No. 133 will not affect the results of operations or financial position of MEEMIC.

YEAR 2000 COMPLIANCE

         MEEMIC has completed an assessment of its computer programs and personal computer software and has determined that all significant systems are Year 2000 compliant. MEEMIC has incurred approximately $2 million for the purchase of a new computer system for business processing, enhancement of its telephone system, installation of new forms processing software and equipment and upgrading its financial reporting systems, and does not anticipate incurring additional remediation or assessment costs. These measures improve operating efficiencies and are Year 2000 compliant. The purchase of these new systems has not required MEEMIC to incur specific Year 2000 remediation expenses. Additionally, MEEMIC has conducted Year 2000 investigation and testing with its major third party vendors' software and hardware and has determined that all significant hardware and software is Year 2000 compliant. MEEMIC is in the process of assessing Year 2000 readiness of the leased office space that MEEMIC occupies and expects to complete its assessment by September 30, 1999. In the event that the office space is not year 2000 compliant, MEEMIC will activate its offsite disaster recovery location, which has been determined to be Year 2000 compliant. While MEEMIC believes that Year 2000 compliance issues have been reasonably addressed, both internally and externally, no assurances can be given that all entities with whom MEEMIC does business will be Year 2000 compliant. The foregoing disclosure contains information regarding Year 2000 readiness which constitutes a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Readiness Disclosure Act.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MANAGEMENT OF MARKET RISK

         No material changes.

PART II.  OTHER INFORMATION

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits.


      Exhibit Number             Exhibit Description
      --------------             -------------------
           27                    Financial Data Schedule


          (b)    Reports on Form 8-K.

           None.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MEEMIC Holdings, Inc.


DATE:  June 4, 1999       /s/ Christine C. Schmitt
                          ------------------------------------------------------
                                  Christine C. Schmitt
                                  Treasurer and Chief Financial Officer
                                  (as Chief Financial Officer and on
                                  behalf of the registrant)