Form 10-Q
period 1999-06-30
MEEMIC HOLDINGS INC
filed 1999-08-11
CIK 1072815

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

/x/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1999

                                      OR


             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________ to ___________

                                 Commission file number 001-14673


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   /X/         No


The number of shares outstanding of the registrant's common stock, no par value per share, as of August 11, 1999 was 6,599,500.

                               TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION                                       PAGE NO.


           Item 1. Financial Statements

                   Condensed Consolidated Balance Sheets at                3
                   June 30, 1999 (Unaudited) and
                   December 31, 1998

                   Condensed Consolidated Statements of Income             4
                   for the Three Months and Six Months Ended
                   June 30, 1999 and 1998 (Unaudited)

                   Condensed Consolidated Statements of                    5
                   Comprehensive Income for the Three Months
                   and Six Months Ended June 30, 1999
                   and 1998 (Unaudited)

                   Condensed Consolidated Statements of Cash Flows         6
                   for the Six Months Ended June 30, 1999 and
                   1998 (Unaudited)

                   Notes to Condensed Consolidated Financial             7-9
                   Statements (Unaudited)

           Item 2. Management's Discussion and Analysis of             10-16
                   Financial Condition and Results of Operations

           Item 3. Quantitative and Qualitative Disclosures About         17
                   Market Risk


Part II.   OTHER INFORMATION

           Item 2. Changes in Securities and Use of Proceeds              18

           Item 6. Exhibits and Reports on Form 8-K                       18


                   Signatures                                             19


PART I.  FINANCIAL INFORMATION

                                 MICHIGAN EDUCATIONAL EMPLOYEES MUTUAL INSURANCE
                                             COMPANY AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS

                                                                              June 30, 1999
                                                                               (Unaudited)      December 31, 1998
                                                                              -------------     -----------------
                               ASSETS
Investments:
  Fixed maturities availale for sale, at fair value                            $121,926,696        $122,996,615
  Short-term investments, at cost, which approximate fair value                   1,908,815           1,906,496
                                                                               ------------        ------------
    Total investments                                                           123,835,511         124,903,111
Cash                                                                              5,698,453           3,977,602
Premiums due from policyholders                                                   4,867,405           3,840,764
Amounts recoverable from reinsurers                                              41,409,956          43,066,086
Amounts recoverable from reinsurers, related party                               20,057,406          16,193,962
Accrued investment income                                                         1,643,648           1,604,457
Deferred federal income tax                                                       4,228,955           3,338,251
Property and equipment, at cost, net of accumulated depreciation                  2,447,873           2,148,550
Deferred policy acquisition costs                                                   335,934             278,067
Intangibles assets, net of amortization                                          37,806,276          39,268,400
Other assets                                                                      1,189,520             710,369
                                                                               ------------        ------------
    Total Assets                                                               $243,520,937        $239,329,619
                                                                               ============        ============

               LIABILITIES AND POLICYHOLDERS' SURPLUS
Liabilities:
  Losses and loss adjustment expenses reserves                                 $ 94,633,751        $ 92,297,908
  Unearned premiums                                                              33,172,891          31,585,769
  Surplus note                                                                   21,500,000          21,500,000
  Payable related to acquisition                                                 16,217,331          18,215,289
  Accrued expenses and other liabilities                                          8,250,520           8,386,744
  Accrued expenses and other liabilities, related party                           3,281,474           2,356,815
  Premiums ceded payable                                                          4,551,619           4,464,952
  Premiums ceded payable, related party                                           7,946,481           7,552,920
  Federal income taxes payable                                                      494,801             744,801
                                                                               ------------        ------------
    Total Liabilities:                                                          190,048,868         187,105,198
                                                                               ------------        ------------
Policyholders' surplus:
  Unassigned surplus                                                             53,552,237          50,375,927
  Accumulated other comprehensive income:  Net unrealized (depreciation)
    appreciation on investments, net of deferred federal income taxes of
    ($41,299) and $952,254 in 1999 and 1998, respectively                           (80,168)          1,848,494
                                                                               ------------        ------------
    Total policyholders' surplus                                                 53,472,069          52,224,421
                                                                               ------------        ------------
    Total liabilities and policyholders' surplus                               $243,520,937        $239,329,619
                                                                               ============        ============

See the accompanying notes to the unaudited condensed financial statements.

ITEM 1.  FINANCIAL STATEMENTS

                                    MICHIGAN EDUCATIONAL EMPLOYEES MUTUAL INSURANCE
                                                COMPANY AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                     (UNAUDITED)
                                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                              1999             1998             1999             1998
                                                          ------------     ------------     ------------     ------------
Revenues and other income:
  Premiums written                                        $ 31,743,624     $ 29,342,633     $ 59,917,405     $ 55,431,242
  Premiums ceded, related party                            (11,352,116)     (10,505,699)     (22,513,126)     (20,885,584)
  Premiums ceded, other                                     (1,052,466)        (884,948)      (2,047,470)      (1,877,925)
                                                          ------------     ------------     ------------     ------------
    Net premiums written                                    19,339,042       17,951,986       35,356,809       32,667,733
  Increase in unearned premiums, net
    of prepaid reinsurance premiums                         (2,306,404)      (2,038,353)      (1,587,121)      (1,180,926)
                                                          ------------     ------------     ------------     ------------
    Net premiums earned                                     17,032,638       15,913,633       33,769,688       31,486,807
  Net investment income                                      1,756,879        1,785,776        3,519,146        3,464,096
  Net realized invesment gains (losses) on fixed               (19,014)            (116)          (2,558)             361
    maturities
  Other income                                                 397,735          506,231          773,763          976,130
                                                          ------------     ------------     ------------     ------------
    Total revenues and other income                         19,168,238       18,205,524       38,060,039       35,927,394
                                                          ------------     ------------     ------------     ------------

Expenses:
  Losses and loss adjustment expenses incurred, net         11,634,724       11,366,782       24,062,152       21,920,341
  Policy acquisition and other underwriting expenses:
    Policy acquisition and underwriting expenses             6,557,606        6,123,869       12,724,861       12,301,319
    Ceding commissions, related party                       (3,405,635)      (3,151,710)      (6,753,938)      (6,265,675)
    Management fees, related party                             547,726          499,902        1,065,534          993,053
                                                          ------------     ------------     ------------     ------------
                                                             3,699,697        3,472,061        7,036,457        7,028,697
  Interest expense, related party                              455,632          455,624          906,248          906,240
  Amortization expense                                         731,062          731,061        1,462,124        1,478,790
  Other expense                                                   (124)          12,280            6,756           28,792
                                                          ------------     ------------     ------------     ------------
    Total expenses                                          16,520,991       16,037,808       33,473,737       31,362,860
                                                          ------------     ------------     ------------     ------------
    Income from operations before federal
      income taxes and extraordinary item                    2,647,247        2,167,716        4,586,302        4,564,534
Federal income taxes                                           707,996          499,838        1,537,278        1,179,195
                                                          ------------     ------------     ------------     ------------
  Income before extraordinary item                           1,939,251        1,667,878        3,049,024        3,385,339
Extraordinary item:
  Gain on early extinguishment of debt, net of
    federal income taxes of $89,257 and $65,571
    for the three and six month                                173,264               --          127,286               --
    periods ended June 30, 1999
                                                          ------------     ------------     ------------     ------------
    Net income*                                           $  2,112,515     $  1,667,878     $  3,176,310     $  3,385,339
                                                          ============     ============     ============     ============

* Earning per share not meaningful.


See the accompanying notes to the unaudited condensed financial statements.

                 MICHIGAN EDUCATIONAL EMPLOYEES MUTUAL INSURANCE
                             COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,               JUNE 30,
                                                        1999         1998        1999         1998
                                                     ----------   ----------  ----------   ----------
Comprehensive income:
  Net income                                         $2,112,515   $1,667,878  $3,176,310   $3,385,339
  Net unrealized (depreciation) appreciation on
    investments, net of reclassification adjustment
    and net of deferred federal income taxes         (1,424,614)     124,248  (1,928,662)      55,034
                                                     ----------   ----------  ----------   ----------
     Comprehensive income                              $687,901   $1,792,126  $1,247,648   $3,440,373
                                                     ==========   ==========  ==========   ==========


See the accompanying notes to the unauditied condensed financial statements.

                 MICHIGAN EDUCATIONAL EMPLOYEES MUTUAL INSURANCE
                             COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)


Cash flows from operating activities:                                         1999           1998
                                                                           ----------     ----------
  Net income
  Adjustments to reconcile net income to net cash provided by            $3,176,310     $3,385,339
     operating activities:
    Depreciation and amortization                                         1,524,377      1,756,819
    Realized (gains) losses on investments                                    2,558           (361)
    Net accretion of discounts on investments                                48,821         28,365
    Deferred federal income taxes                                           102,849       (620,804)
    Extraordinary gain on early extinguishment of debt                     (192,857)
    Changes in assets and liabilities:
      Premiums due from policyholders                                    (1,026,642)      (474,169)
      Amounts due from reinsurers                                        (1,727,086)    (6,255,959)
      Accrued investment income                                             (39,191)       (76,216)
      Deferred policy acquisition costs                                     (57,867)       935,409
      Other assets                                                         (479,151)      (156,046)
      Loss and loss adjustment expense reserves                           2,335,843      7,424,984
      Unearned premiums                                                   1,587,121      1,180,926
      Accrued expenses and other liabilities                                788,435      1,697,997
      Federal income taxes payable                                         (250,000)      (700,000)
                                                                         ----------     ----------

    Net cash provided by operating activities                             5,793,520      8,126,284
                                                                         ----------     ----------

Cash flows from investing activities:
  Proceeds from sale or maturity of short-term investments                  948,474      1,894,475
  Purchases of short-term investments                                      (950,793)    (1,896,943)
  Proceeds from maturity of securities available for sale                 8,988,621      5,862,315
  Purchases of securities available for sale                            (10,892,295)   (10,050,923)
  Proceeds from sales of property and equipment                             572,445         41,756
  Purchases of property and equipment                                      (934,020)      (580,376)
                                                                         ----------     ----------

    Net cash used in investing activities                                (2,267,568)    (4,729,696)
                                                                         ----------     ----------

Cash flows from financing activities:
  Payment on payable related to acquisition                              (1,805,101)             -
                                                                         ----------     ----------

    Net cash used in financing activities                                (1,805,101)             -
                                                                         ----------     ----------

Net increase in cash                                                        1,720,851      3,396,588
Cash, beginning of year                                                     3,977,602      2,204,325
                                                                           ----------     ----------

Cash, end of period                                                        $5,698,453     $5,600,913
                                                                           ==========     ==========

Supplemental disclosure of cash flow information:
  Federal income taxes paid                                                $1,200,000     $2,000,000
                                                                           ==========     ==========
  Interest paid                                                                     -     $1,341,835
                                                                           ==========     ==========


See the accompanying notes to the unaudited condensed financial statements.

                 MICHIGAN EDUCATIONAL EMPLOYEES MUTUAL INSURANCE
                             COMPANY AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      DESCRIPTION OF BUSINESS

                  Michigan Educational Employees Mutual Insurance Company and Subsidiary ("MEEMIC" or the "Company") is a Michigan-licensed property and casualty mutual insurance company that operates as a single segment writing full coverage private passenger automobile protection and homeowner insurance products for educational employees and their immediate families exclusively in the State of Michigan. MEEMIC sells its insurance contracts through its wholly owned subsidiary, MEEMIC Insurance Services Corp., d/b/a MEIA Insurance Agency, which is the exclusive distributor of the Company's products. MEEMIC Holdings, Inc. ("Holdings") was formed to be the holding company for MEEMIC after its conversion to a stock company. Before the conversion described in Note
         (4) below, Holdings did not engage in any significant operations. On July 1, 1999 the effective date of the conversion, MEEMIC became a wholly owned subsidiary of Holdings. See Note (4).

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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three months and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

 (3)     RELATED PARTY TRANSACTIONS

                  Effective April 7, 1997, Professionals Group, Inc. (Nasdaq:
         PICM) ("Professionals"), which is the parent of ProNational Insurance Company ("ProNational") signed a definitive agreement with the Company whereby:

         - Nominees of Professionals were elected to all six positions on the MEEMIC Board of Directors;

         - ProNational purchased a $21.5 million surplus note from MEEMIC;

         - Effective July 1, 1997 ProNational began reinsuring 40 percent of MEEMIC's net retained premiums on a quota share basis.

                  Professionals also provides MEEMIC with information system services and certain consulting services under a management services agreement. Fees for such services were $547,726 and $499,902 for the three months ended June 30, 1999 and 1998, respectively. Fees for such services were $1,065,534 and $993,053 for the six months ended June 30, 1999 and 1998, respectively.

                  MEEMIC completed its conversion on July 1, 1999 and the $21.5 million surplus note of MEEMIC owned by Professionals was converted into shares of Holdings. After the conversion, Professionals now owns approximately 77% of the issued and outstanding shares of Holdings. In conjunction with the plan of conversion MEEMIC terminated its management services agreement with Professionals on July 1, 1999. The registration statement of Holdings (Registration No. 333-66671) should be consulted for additional information concerning the conversion of MEEMIC and the role of Professionals.

                  From July 1, 1997 to July 1, 1999 the Company had a coinsurance treaty with ProNational to cede 40 percent of its net retained premiums on a quota share basis. Ceding commissions were $3,405,635 and $3,151,710 for the three months ended June 30, 1999 and 1998, respectively. Ceding commissions were $6,753,938 and $6,265,675 for the six months ended June 30, 1999 and 1998, respectively. A summary of reinsurance amounts that were ceded to ProNational for the three months and six months ended June 30, 1999 and 1998 follows:

                                            Three months ended            Six months ended
                                                  June 30,                    June 30,
                                             1999         1998           1999          1998
                                         -----------   -----------    -----------   -----------
         Premiums earned . . . . . . . . $11,352,116   $10,505,699    $22,513,126   $20,885,584
         Losses and loss adjustment
                  expenses incurred. . . $ 7,218,367   $ 5,893,573    $15,596,159   $11,520,839

(4)      CONVERSION

                  On June 24, 1998, the Board of Directors approved a plan of conversion for changing the corporate form of the Company from the mutual form to the stock form. Under the plan, eligible policyholders, officers and directors had the opportunity to acquire stock in Holdings, which would acquire all of the newly issued stock of the Company upon conversion. Prior to the conversion, Holdings did not engage in any significant operations and did not have assets or liabilities. On September 2, 1998, The Michigan Insurance Bureau concluded that MEEMIC's plan of conversion complied with applicable laws and approved such plan. On April 20, 1999, the Securities and Exchange Commission declared effective the registration statement on Form S-1 filed by Holdings. The Company has also received a tax opinion regarding the tax treatment of the conversion as a tax-free reorganization.

                  At a special policyholder meeting held on May 25, 1999, MEEMIC's plan of conversion was approved by policyholder vote. On July 1, 1999 MEEMIC converted to a stock insurance company and became a wholly owned subsidiary of Holdings. MEEMIC policyholders subscribed for 1,533,983 shares of common stock in MEEMIC Holdings. Also pursuant to the plan of conversion, Professionals converted the $21.5 million surplus note (plus accrued interest) of MEEMIC owned by Professionals into 2,302,209 shares of MEEMIC Holdings; and, Professionals has fulfilled its obligations as standby purchaser by purchasing 2,763,308 shares in the subscription offering. As a result, Professionals owns approximately 77% of the issued and outstanding shares of MEEMIC Holdings. Since July 2, 1999 MEEMIC Holdings, Inc. has been trading on the Nasdaq National Market under the symbol "MEMH".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Holdings was formed to be the holding company for MEEMIC after the conversion. Before the conversion, Holdings did not engage in any significant operations and is therefore not included in the following discussion. On July 1, 1999 the effective date of the conversion, MEEMIC became a wholly owned subsidiary of Holdings.

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this document and in Holdings' Form S-1 registration statement (Registration No. 333-66671).

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

OVERVIEW

         MEEMIC provides private passenger automobile and homeowners insurance primarily to educational employees and their immediate families in the State of Michigan. MEEMIC sells its insurance contracts through over 90 sales representatives associated with the sales agency, which is the exclusive distributor of MEEMIC's products. As of June 30, 1999, we had 116,906 policies in force, representing 160,718 insured vehicles and 32,261 homeowner units.

FINANCIAL CONDITION - JUNE 30, 1999 COMPARED TO DECEMBER 31, 1998

         Our total assets increased 1.7% to $243.5 million at June 30, 1999 from $239.3 million at December 31, 1998. The majority of our assets consist of bonds, some preferred stocks, cash and short-term investments, that in total were $129.5 million at June 30, 1999 and $128.9 million at December 31, 1998. We primarily invest in high quality bonds with the objective of providing stable income while maintaining liquidity at appropriate levels for our current and long-term requirements. The portfolio consists primarily of government bonds, municipal bonds, collateralized mortgage obligations, and investment grade corporate bonds. The modified duration of investments has remained relatively constant at approximately three years. At June 30, 1999, the portfolio had an average Standard & Poor's security quality rating of AA (Excellent), and there were no securities in default concerning the timely payment of interest and principal. Our gross unrealized gains and gross unrealized losses in investments in securities were $1,059,975 and $1,181,442, respectively, at June 30, 1999 and $2,870,316 and $69,568, respectively, at December 31, 1998. These changes in our gross unrealized gains and losses are a result of fluctuating bond market values due to volatility of interest rates in the marketplace.

         Our recorded estimates of loss and loss adjustment expense reserves were $94.6 million at June 30, 1999 compared to $92.3 million at December 31, 1998. The $2.3 million increase in reserves at June 30, 1999 was due to an increase in homeowner claims from a January winter storm and due to general allowances for growth in the number of insured vehicles and homeowner policies in force.

         Unearned premiums were $33.2 million at June 30, 1999 and $31.6 million at December 31, 1998. The increase in unearned premiums at June 30, 1999 compared to December 31, 1998 of 5.1% is comparable to the growth in premiums written.

         Other liabilities were $62.2 million at June 30, 1999 and $63.2 million at December 31, 1998. The decrease in 1999 is due to repayments of liabilities related to the agency acquisition and due to the timing of our payments for state association assessments, payroll and retirement plan contributions. Additionally, the liabilities at June 30, 1999 and December 31, 1998 include $2,733,748 and $1,827,500, respectively, for interest on the $21.5 million surplus note and management fees of $547,726 and $529,315, respectively, due to Professionals.

         Our policyholder surplus increased 2.5% to $53.5 million at June 30, 1999 from $52.2 million at December 31, 1998. This increase was due to net income of $3.2 million, which was offset by a decrease in accumulated other comprehensive income that consisted of unrealized losses on the investment portfolio of $1.9 million during the six months ended June 30, 1999.

DESCRIPTION OF RATIOS ANALYZED

         In the analysis of our results that follows, we refer to various financial ratios that investors use to analyze and compare the results of insurance companies. These ratios include:

             -LOSS RATIO-This ratio compares our insurance losses to our net premiums earned and indicates how much we are paying to policyholders for claims compared to the amount of premiums we are receiving from them. We discuss three components of the loss ratio that relate to the three categories of insurance losses in our business: automobile liability losses, automobile physical damage losses and homeowners losses. The lower the percentage, the more profitable our insurance business is.

             -UNDERWRITING EXPENSES RATIO-This ratio compares our expenses to obtain new business and renew existing business to our net premiums earned and is used to measure how efficient we are at obtaining business. The lower the percentage, the more efficient we are.

             -COMBINED RATIO-This ratio compares (a) the sum of our expenses to obtain new business and renew existing business, our insurance losses and our expenses related to settling and adjusting claims to (b) our net premiums earned. The lower the percentage, the more profitable our insurance business is. If the percentage is higher than 100%, our insurance business may not be profitable.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Net income for the three months ended June 30, 1999 was $2.1 million compared to $1.7 million for the three months ended June 30, 1998. Overall, our income from operations was $2.6 million for the three months ended June 30, 1999 compared to $2.2 million for the three months ended June 30, 1998. Expenses relating to interest on the surplus note and management fees to Professionals were $1.0 million for each of the three month periods.

         Our direct premiums written were $31.7 million for the three months ended June 30, 1999, an increase of $2.4 million, or 8.2%, compared to direct premiums written of $29.3 million for the three months ended June 30, 1998. Direct premiums written for automobile coverage were $28.2 million for the three months ended June 30, 1999, an increase of 6.0% compared to $26.6 million for the three months ended June 30, 1998. The increase in auto premiums reflects policyholder growth and an increase in the value of autos being insured. The number of insured vehicles increased 4.9% to 160,718 at June 30, 1999 from 153,164 at June 30, 1998. Our homeowners business also continued to increase. Direct premiums written for homeowners were $3.5 million for the three months ended June 30, 1999, an increase of 30%, compared to $2.7 million for the three months ended June 30, 1998. The increase in homeowners premiums was due to policyholder growth, a 7.6% rate increase that went into effect October 1, 1998 and an increase in the value of homes being insured. The number of homeowner policies in force increased 18.9% to 32,261 at June 30, 1999 from 27,127 at June 30, 1998.

         Net premiums written were $19.3 million for the three months ended June 30, 1999, an increase of 7.2% compared to $18.0 million for the three months ended June 30, 1998. The increase in net premiums written was comparable to the increase in direct premiums written. Net premiums earned were $17.0 million for the three months ended June 30, 1999, an increase of 6.9%, compared to $15.9 million for the three months ended June 30, 1998. Net premiums earned have lagged the increase in net premiums written due to the business growth.

         Total loss and loss adjustment expenses were $11.6 million for the three months ended June 30, 1999, compared to $11.4 million for the three months ended June 30, 1998. Overall, our loss ratio for the three months ended June 30, 1999 was 56.9% compared to 60.0% for the three months ended June 30, 1998. The higher loss ratio for the three months ended June 30, 1998 compared to 1999 was due to the homeowner losses resulting from a May 1998 Michigan wind storm. The homeowner loss ratio for the second quarter 1999 was 97.9% and for the second quarter 1998 was 125.8%. The loss experience from auto business has remained stable and favorable. The auto liability loss ratio for the second quarter 1999 was 46.8% and for the second quarter 1998 was 50.7%. The auto physical damage loss ratio for the second quarter 1999 was 56.0% and for the second quarter 1998 was 57.4%. Our combined ratio was 90.0% for three months ended June 30, 1999, compared to 93.2% for the three months ended June 30, 1998.

         Policy acquisition and underwriting expenses were $3.7 million for the three months ended June 30, 1999, compared to $3.5 million for the same period of 1998. The underwriting expenses ratio decreased to 21.7% for the three months ended June 30, 1999, from 21.8% for the three months ended June 30, 1998. Under the management services agreement, Professionals provides MEEMIC with consulting and information system management services. In performing these services, Professionals has employed and compensates the president and the chief information officer of MEEMIC. These officers currently spend 95% and 80% of their time, respectively, working at MEEMIC. Management fees were approximately $0.5 million for each of the three month periods. Following the conversion on July 1, 1999, the management services agreement was terminated. The cancellation of the management services agreement combined with the additional salaries and expenses needed to replace the services performed by Professionals is expected to increase after-tax earnings by approximately $1 million annually over the remaining 8 years of the agreement.

         Net investment income, before interest expense and excluding realized investment gains, was $1.8 million for each of the three months ended June 30, 1999 and 1998. Interest expense on the surplus note was $0.5 million for each of the three months ended June 30, 1999 and 1998. Gross realized gains were $2,484 and $0 for the three months ended June 30, 1999 and 1998, respectively. Gross realized losses were $21,498 and $116 for the three months ended June 30, 1999 and 1998, respectively. The annualized total rate of return, which includes both income and changes in market value of securities, was -1.20% for the three months ended June 30, 1999 and was 6.80% for the three months ended June 30, 1998. The reduction of the return in the second quarter 1999 compared to the same period in 1998 was due to a reduction in security market values resulting from higher interest rates.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Net income for the six months ended June 30, 1999 was $3.2 million compared to $3.4 million for the six months ended June 30, 1998. Overall, our income from operations was $4.6 million for each of the six months ended June 30, 1999 and 1998. Expenses relating to interest on the surplus note and management fees to Professionals were $1.9 million for each of the six month periods.

         Our direct premiums written were $59.9 million for the six months ended June 30, 1999, an increase of $4.5 million, or 8.1%, compared to direct premiums written of $55.4 million for the six months ended June 30, 1998. Direct premiums written for automobile coverage were $54.1 million for the six months ended June 30, 1999, an increase of 5.9% compared to $51.1 million for the six months ended June 30, 1998. The increase in auto premiums reflects policyholder growth and an increase in the value of autos being insured. The number of insured vehicles increased 4.9% to 160,718 at June 30, 1999 from 153,164 at June 30, 1998. Our homeowners business also continued to increase. Direct premiums written for homeowners were $5.8 million for the six months ended June 30, 1999, an increase of 34.9%, compared to $4.3 million for the six months ended June 30, 1998. The increase in homeowners premiums was due to policyholder growth, a 7.6% rate increase that went into effect October 1, 1998 and an increase in the value of homes being insured. The number of homeowner policies in force increased 18.9% to 32,261 at June 30, 1999 from 27,127 at June 30, 1998.

         Net premiums written were $35.4 million for the six months ended June 30, 1999, an increase of 8.3% compared to $32.7 million for the six months ended June 30, 1998. The increase in net premiums written was comparable to the increase in direct premiums written. Net premiums earned were $33.8 million for the six months ended June 30, 1999, an increase of 7.3%, compared to $31.5 million for the six months ended June 30, 1998. Net premiums earned have lagged the increase in net premiums written due to the business growth.

         Total loss and loss adjustment expenses were $24.1 million for the six months ended June 30, 1999, compared to $21.9 million for the six months ended June 30, 1998. Overall, our loss ratio for the six months ended June 30, 1999 was 60.1% compared to 58.4% for the six months ended June 30, 1998. The higher loss ratio for the six months ended June 30, 1999 compared to 1998 was due to the homeowner losses resulting from a January 1999 Michigan winter storm. The homeowner loss ratio for the six months ended June 30, 1999 was 126.3% compared to 90.3% for the six months ended June 30, 1998. As a result of that storm, we incurred $1.9 million in direct losses, $1.1 million in net losses after quota share reinsurance, and 932 reported homeowner claims. The loss experience from auto business has remained stable and favorable. The auto liability loss ratio for the six months ended June 30, 1999 was 45.5% compared to 52.3% for the six months ended June 30, 1998. The auto physical damage loss ratio for the six months ended June 30, 1999 was 58.1% compared to 58.0% for the six months ended June 30, 1998. Our combined ratio was 92.1% for the six months ended June 30, 1999, compared to 91.9% for the six months ended June 30, 1998.

         Policy acquisition and underwriting expenses were $7.0 million for each of the six months ended June 30, 1999 and 1998. The underwriting expenses ratio decreased to 20.1% for the six months ended June 30, 1999, from 22.3% for the six months ended June 30, 1998. The reduction in 1999 was due primarily to higher deferred acquisition costs in 1997 that were expensed in 1998, compared to lower deferred acquisition costs in 1998 that were expensed in 1999. Under the management services agreement, Professionals provides MEEMIC with consulting and information system management services. In performing these services, Professionals has employed and compensates the president and the chief information officer of

MEEMIC. These officers currently spend 95% and 80% of their time, respectively, working at MEEMIC. Management fees were approximately $1.0 million for each of the six month periods. Following the conversion on July 1, 1999, the management services agreement was terminated. The cancellation of the management services agreement combined with the additional salaries and expenses needed to replace the services performed by Professionals is expected to increase after-tax earnings by approximately $1 million annually over the remaining 8 years of the agreement.

         Net investment income, before interest expense and excluding realized investment gains, was $3.5 million for each of the six months ended June 30, 1999 and 1998. Interest expense on the surplus note was $0.9 million for each of the six months ended June 30, 1999 and 1998. Gross realized gains were $18,940 and $477 for the six months ended June 30, 1999 and 1998, respectively. Gross realized losses were $21,498 and $116 for the six months ended June 30, 1999 and 1998, respectively. The annualized total rate of return, which includes both income and changes in market value of securities, was 0.97% for the six months ended June 30, 1999 and was 6.07% for the six months ended June 30, 1998. The reduction of the return in the second quarter 1999 compared to the same period in 1998 was due to a reduction in security market values resulting from higher interest rates.

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

         The net increase in cash was $1,720,851 for the six months ended June 30, 1999 compared to $3,396,588 for the six months ended June 30, 1998. The $1.7 million difference in cash reflects repayment on liabilities related to the 1997 acquisition of MEEMIC's sales force agency. Cash provided by operations for the six months ended June 30, 1999 was $5,793,520 compared to $8,126,284 for the six months ended June 30, 1998. The $2.3 million difference in cash provided by operations for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 was primarily due to more loss and loss adjustment expenses being paid in 1999 compared to 1998 as a result of the January 1999 winter storm. As a result of a greater amount of cash being used to pay for the 1999 storm losses, the net cash used in investing activities for the six months ended June 30, 1999 was correspondingly lower than for the six months ended June 30, 1998.

         MEEMIC completed its conversion to a stock company on July 1, 1999 to provide a source of capital for growth and expansion of its current auto and homeowner products, as well as provide capacity for new product lines. Pursuant to the plan of conversion, Professionals Group (Nasdaq: PICM) converted a surplus note into stock and fulfilled its obligations as a standby purchaser in MEEMIC Holdings, Inc.'s subscription offering. As a result, Professionals Group owns approximately 77% of the issued and outstanding shares of MEEMIC Holdings, Inc.

         As a result of the conversion and repayment of the surplus note, various agreements between Professionals Group, its wholly owned subsidiary - ProNational Insurance Company (ProNational) and MEEMIC were terminated. The changes are as follows:

- Effective July 1, 1999, the management services agreement between Professionals Group and MEEMIC was terminated. The cancellation of this agreement, combined with the additional salaries and expenses needed to replace those services is expected to increase MEEMIC's after-tax earnings by approximately $1 million annually.
- The quota share reinsurance agreement between MEEMIC and ProNational was terminated. Effective July 1, 1999, MEEMIC will now retain approximately $45 million in annual premiums that had previously been ceded to ProNational on a quota share basis.
- On July 1, 1999, MEEMIC retired its $21.5 million surplus note with Professionals Group in exchange for MEEMIC Holdings, Inc. common stock. The retirement of this debt will save MEEMIC $1.8 million in annual interest expense.

         The conversion, after repayment of debt, yielded net proceeds of approximately $32 million. The net proceeds will be invested and used to support additional premium writings.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MANAGEMENT OF MARKET RISK

         Market risk is the risk of loss due to adverse changes in market rates and prices. Our primary market risk exposure is to changes in interest rates. The active management of interest rate risk is essential to our operations.

         We manage market risk through an investment committee consisting of senior officers of MEEMIC, consultants and a professional investment advisor. The committee periodically measures the impact that an instantaneous rise in interest rates would have on the fair value of securities. The committee also measures the duration, or interest rate sensitivity, of a fixed income security or portfolio. Our investment policy limits the duration of our portfolio to a maximum of 300% of the duration of our liabilities.

         We are vulnerable to interest rate risk because, like other insurance companies, we invest primarily in fixed maturity securities, which are interest-sensitive assets. The Company does not invest in fixed maturity securities for trading purposes. Mortgage-backed securities, which make up approximately 20% of our investment portfolio, are particularly susceptible to interest rate changes. We invest primarily in classes of mortgage-backed securities that are less subject to prepayment risk and, as a result, somewhat less susceptible to interest rate risk than other mortgage-backed securities.

         Our investment portfolio was valued at $122 million at June 30, 1999 and had a duration of 3.16 years. The following table shows the effects of a change in interest rate on the fair value and duration of our portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rate. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

                                                           PORTFOLIO         CHANGE     MODIFIED
           CHANGE IN RATES                                   VALUE          IN VALUE    DURATION
           ---------------                                 ---------        --------    --------
                                                            (dollars in thousands)
           +2% . . . . . . . . . . . . . . . . . . . . . . $114,021         $(7,906)      3.14
           +1% . . . . . . . . . . . . . . . . . . . . . . $117,875         $(4,052)      3.21
            0% . . . . . . . . . . . . . . . . . . . . . . $121,927                       3.16
           -1% . . . . . . . . . . . . . . . . . . . . . . $125,887         $ 3,960       2.70
           -2% . . . . . . . . . . . . . . . . . . . . . . $129,137         $ 7,210       2.49

         The other financial instruments, which include cash, premiums due from reinsurers and accrued investment income, do not produce a significant difference in fair value when included in the market risk analysis due to their short-term nature. The payable related to acquisition is not significantly affected by market risk as the discount rate for early extinguishment is fixed.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 1, 1999 MEEMIC converted to a stock insurance company and completed the offering of shares in MEEMIC Holdings, Inc. (Nasdaq: MEMH). MEEMIC policyholders subscribed for 1,533,983 shares of common stock in MEEMIC Holdings and Professionals Group, Inc. (Nasdaq: PICM) fulfilled its obligations as standby purchaser by purchasing 2,763,308 shares in the subscription offering. In addition, pursuant to the plan of conversion, Professional Group converted the $21.5 million surplus note (plus accrued interest) of MEEMIC owned by Professionals Group into 2,302,209 shares of MEEMIC Holdings. As a result, Professionals Group owns 5,065,517, or approximately 77%, of the 6,599,500 issued and outstanding shares of MEEMIC Holdings.

         The proceeds of the offering were $42,972,910, before estimated offering costs of $700,000 and a donation to the MEEMIC Foundation of $500,000. Holdings' net proceeds from this offering, except $3 million, were exchanged for all of the capital stock of MEEMIC. The net proceeds retained by Holdings will be available for a variety of corporate purposes, including additional capital contributions, future acquisitions and diversification of business. MEEMIC will use $39 million of the net proceeds as follows: Approximately $10 million will be used to repay debt related to the 1997 acquisition of MEEMIC's sales force agency and $29 million will be invested and used to support additional premium writings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibit


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

                                       MEEMIC Holdings, Inc.


DATE:  August 11, 1999                 /s/ Christine C. Schmitt
                                       ---------------------------------------
                                       Christine C. Schmitt
                                       Treasurer and Chief Financial Officer
                                       (as Chief Financial Officer and on
                                        behalf of the registrant)