Form 10-Q
period 1999-09-30
MEEMIC HOLDINGS INC
filed 1999-11-12
CIK 1072815

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The number of shares outstanding of the registrant's common stock, no par value per share, as of November 11, 1999 was 6,599,500 shares.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 1999 (Unaudited) and December 31, 1998	3
	Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 1999 and 1998 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 1999 and 1998 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Part II. OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	19
Item 6.	Exhibits and Reports on Form 8-K	19
Signatures		20

PART I.
FINANCIAL INFORMATION

Item 1.  Financial Statements

MEEMIC Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 1999	December 31, 1998
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$151,130,830	$122,996,615
Short-term investments, at cost, which approximate fair value	1,908,815	1,906,496

Total investments	153,039,645	124,903,111
Cash	8,421,119	3,977,602
Premiums due from policyholders	5,285,361	3,840,764
Amounts recoverable from reinsurers	40,260,154	43,066,086
Amounts recoverable from reinsurers, related party	15,217,468	16,193,962
Accrued investment income	1,868,438	1,604,457
Deferred federal income taxes	4,250,271	3,338,251
Property and equipment, at cost, net of accumulated depreciation	2,438,148	2,148,550
Deferred policy acquisition costs	1,580,771	278,067
Intangibles assets, net of amortization	37,075,215	39,268,400
Other assets	850,817	710,369

Total assets	$270,287,407	$239,329,619

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss adjustment expense reserves	$96,062,732	$92,297,908
Unearned premiums	34,030,354	31,585,769
Surplus note	—	21,500,000
Payable related to acquisition	1,711,859	18,215,289
Accrued expenses and other liabilities	8,977,317	8,386,744
Accrued expenses and other liabilities, related party	178,474	2,356,815
Premiums ceded payable	4,638,826	4,464,952
Premiums ceded payable, related party	—	7,552,920
Federal income taxes payable	1,429,717	744,801

Total liabilities	147,029,279	187,105,198

Shareholders' equity:
Common stock, no par value; 10,000,000 shares authorized; 6,599,500 and 0 shares issued and outstanding in 1999 and 1998, respectively	65,295,000	—
Retained earnings	58,578,186	50,375,927
Accumulated other comprehensive (loss) income: Net unrealized (depreciation) appreciation on investments, net of deferred federal income taxes of ($316,849) and $952,254 in 1999 and 1998, respectively	(615,058)	1,848,494

Total shareholders' equity	123,258,128	52,224,421

Total liabilities and shareholders' equity	$270,287,407	$239,329,619

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Revenues and other income:
Premiums written	$31,469,196	$28,849,004	$91,386,601	$84,280,246
Premiums ceded, related party	—	(10,752,001)	(22,513,126)	(31,637,585)
Premiums ceded, other	(1,076,714)	(1,020,128)	(3,124,184)	(2,898,053)

Net premiums written	30,392,482	17,076,875	65,749,291	49,744,608
Increase in unearned premiums, net of prepaid reinsurance premiums	(857,466)	(676,711)	(2,444,587)	(1,857,637)

Net premiums earned	29,535,016	16,400,164	63,304,704	47,886,971
Net investment income	2,448,824	1,749,196	5,967,970	5,213,292
Net realized investment (losses) gains on fixed maturities	(17,843)	25,191	(20,401)	25,552
Other income	260,229	508,872	1,033,992	1,485,002

Total revenues and other income	32,226,226	18,683,423	70,286,265	54,610,817

Expenses:
Losses and loss adjustment expenses incurred, net	19,892,628	11,894,262	43,954,780	33,814,603
Policy acquisition and other underwriting expenses:
Policy acquisition and underwriting expenses	6,907,926	6,574,680	19,632,787	18,875,999
Ceding commissions, related party	(468,402)	(3,225,601)	(7,222,340)	(9,491,276)
Management fees, related party	—	554,247	1,065,534	1,547,300

	6,439,524	3,903,326	13,475,981	10,932,023
Interest expense, related party	—	460,630	906,248	1,366,870
Amortization expense	731,061	731,062	2,193,185	2,209,852
Other expense	1,184	794	7,940	29,586

Total expenses	27,064,397	16,990,074	60,538,134	48,352,934

Income from operations before federal income taxes and extraordinary item	5,161,829	1,693,349	9,748,131	6,257,883
Federal income taxes	1,458,038	236,011	2,995,316	1,415,206

Income before extraordinary item	3,703,791	1,457,338	6,752,815	4,842,677
Extraordinary item:
Gain on early extinguishment of debt, net of federal income taxes of $681,111 and $746,682 for the three and nine month periods ended September 30, 1999	1,322,156	—	1,449,442	—

Net income	$5,025,947	$1,457,338	$8,202,257	$4,842,677

Earnings per common share—basic
Income before extraordinary item per common share—basic	$0.56	$0.22	$1.03	$0.73
Income per share attributable to extraordinary item—basic	0.20	—	0.22	—

Net income per common share—basic	$0.76	$0.22	$1.25	$0.73

Earnings per common share—assuming dilution
Income before extraordinary item per common share—assuming dilution	$0.54	$0.21	$0.98	$0.70
Income per share attributable to extraordinary item—assuming dilution	0.19	—	0.21	—

Net income per common share—assuming dilution	$0.73	$0.21	$1.19	$0.70

Weighted average shares outstanding—basic	6,599,500	6,599,500	6,599,500	6,599,500

Weighted average shares outstanding—assuming dilution	6,879,500	6,879,500	6,879,500	6,879,500

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Comprehensive income:
Net income	$5,025,947	$1,457,338	$8,202,257	$4,842,677
Net unrealized (depreciation) appreciation on investments, net of reclassification adjustment and net of deferred federal income taxes	(534,890)	(1,301,694)	(2,463,552)	(1,246,660)

Comprehensive income	$4,491,057	$155,644	$5,738,705	$3,596,017

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 1999 and 1998
(Unaudited)

	1999	1998
Cash flows from operating activities:
Net income	$8,202,257	$4,842,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,009,831	2,656,896
Realized losses (gains) on investments	20,401	(25,552)
Net accretion of discounts on investments	67,193	24,718
Deferred federal income taxes	357,083	(1,014,794)
Extraordinary gain on early extinguishment of debt	(2,196,124)	—
Changes in assets and liabilities:
Premiums due from policyholders	(1,444,597)	(881,189)
Amounts due from reinsurers	(3,596,620)	(7,503,465)
Accrued investment income	(263,981)	(21,186)
Deferred policy acquisition costs	(1,302,704)	1,445,677
Other assets	(140,445)	(159,412)
Loss and loss adjustment expense reserves	3,764,824	8,476,511
Unearned premiums	2,444,585	1,857,637
Accrued expenses and other liabilities	(65,678)	2,751,764
Federal income taxes payable	684,915	(850,000)

Net cash provided by operating activities	8,540,940	11,600,282

Cash flows from investing activities:
Proceeds from sale or maturity of short-term investments	948,474	1,894,475
Purchases of short-term investments	(950,793)	(1,896,943)
Proceeds from maturity of securities available for sale	12,044,541	10,792,509
Purchases of securities available for sale	(43,999,004)	(18,143,539)
Proceeds from sales of property and equipment	1,055,318	40,292
Purchases of property and equipment	(1,161,563)	(701,720)

Net cash used in investing activities	(32,063,027)	(8,014,926)

Cash flows from financing activities:
Proceeds from initial public offering	42,972,910	—
Initial public offering costs	(700,000)	—
Payment on payable related to acquisition	(14,307,306)	(1,000,000)

Net cash provided by (used in) financing activities	27,965,604	(1,000,000)

Net increase in cash	4,443,517	2,585,356
Cash, beginning of year	3,977,602	2,204,325

Cash, end of period	$8,421,119	$4,789,681

Supplemental disclosure of cash flow information:
Federal income taxes paid	$2,700,000	$3,250,000

Interest paid	$2,733,748	$1,341,835

Supplemental disclosure of noncash financing activities:
Conversion of surplus note and accrued interest for MEEMIC Holdings, Inc. stock	$23,022,090	—

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  Description of Business

    MEEMIC Holdings, Inc. ("Holdings") is the holding company for MEEMIC Insurance Company and Subsidiary ("MEEMIC" or the "Company"), a Michigan-licensed property and casualty insurance company that operates as a single segment writing full coverage private passenger automobile protection and homeowner insurance products for educational employees and their immediate families exclusively in the State of Michigan. MEEMIC sells its insurance contracts through its wholly-owned subsidiary, MEEMIC Insurance Services Corp., d/b/a MEIA Insurance Agency, which is the exclusive distributor of the Company's products. On July 1, 1999 MEEMIC became a wholly-owned subsidiary of Holdings as a result of the conversion described in Note (6).

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

(2)  Basis of Presentation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and have been prepared in accordance with generally accepted accounting principles ("GAAP") for Form 10-Q and Rule 10-01 of Regulation S-X financial information. Accordingly, they have not been audited and they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions have been eliminated in consolidation.

    In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

(3)  Stock Options

    The Company established a Stock Incentive Plan ("Incentive Plan") under which 300,000 shares of the Company's common stock are available to grant incentive stock options. All terms and conditions of any grants under the Incentive Plan are at the discretion of the Compensation Committee of the Company's Board of Directors. As of July 1, 1999, options to purchase 280,000 shares of common stock at $10.00 per share, the market price of the Company's common stock on the date of grant, were awarded to the directors and executive officers of MEEMIC.

(4)  Net Income Per Share

    Earnings per share were calculated by dividing net income per share by the weighted-average number of common shares outstanding. The weighted-average common shares used for determining basic income per common share were 6,599,500 for the three and nine months ended September 30, 1999 and 1998. The effect of dilutive stock options added 280,000 shares for the three and nine months ended September 30, 1999 and 1998 for the computation of diluted income per common share. The number of shares used to calculate earnings per share is based upon the assumption that the initial public offering took place on January 1, 1998. Earnings per share for periods prior to July 1, 1999 are provided for informational purposes only and should not be used or relied upon for any other purpose.

(5)  Related Party Transactions

    Effective April 7, 1997, Professionals Group, Inc. (Nasdaq: PICM) ("Professionals"), which is the parent of ProNational Insurance Company ("ProNational") signed a definitive agreement with the Company whereby:

  •
  Nominees of Professionals were elected to all six positions on the MEEMIC Board of Directors;

  •
  ProNational purchased a $21.5 million surplus note from MEEMIC;

  •
  Effective July 1, 1997 ProNational began reinsuring 40 percent of MEEMIC's net retained premiums on a quota share basis.

    Professionals also provided MEEMIC with information system services and certain consulting services under a management services agreement. Fees for such services were $0 and $554,247 for the three months ended September 30, 1999 and 1998, respectively. Fees for such services were $1,065,534 and $1,547,300 for the nine months ended September 30, 1999 and 1998, respectively.

    MEEMIC completed its conversion on July 1, 1999 and the $21.5 million surplus note of MEEMIC owned by Professionals was converted into shares of Holdings. After the conversion, Professionals now owns approximately 77% of the issued and outstanding shares of Holdings. In conjunction with the plan of conversion MEEMIC terminated its management services agreement and coinsurance treaty with Professionals on July 1, 1999. The registration statement of Holdings (Registration No. 333-66671) should be consulted for additional information concerning the conversion of MEEMIC and the role of Professionals.

    From July 1, 1997 to July 1, 1999 the Company had a coinsurance treaty with ProNational to cede 40 percent of its net retained premiums on a quota share basis. Ceding commissions were $468,402 and $3,225,601 for the three months ended September 30, 1999 and 1998, respectively. Ceding commissions were $7,222,340 and $9,491,276 for the nine months ended September 30, 1999 and 1998, respectively. A summary of reinsurance amounts that were ceded to ProNational for the three months and nine months ended September 30, 1999 and 1998 follows:

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
Premiums earned	$0	$10,752,001	$22,513,126	$31,637,585
Losses and loss adjustment expenses incurred	$501,259	$8,092,642	$16,097,418	$19,613,481

(6)  Conversion

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

    At a special policyholder meeting held on May 25, 1999, MEEMIC's plan of conversion was approved by policyholder vote. On July 1, 1999 MEEMIC converted to a stock insurance company and became a wholly-owned subsidiary of Holdings. MEEMIC policyholders subscribed for 1,533,983 shares of common stock in MEEMIC Holdings. Also pursuant to the plan of conversion, Professionals converted the $21.5 million surplus note (plus accrued interest) of MEEMIC owned by Professionals into 2,302,209 shares of MEEMIC Holdings; and, Professionals has fulfilled its obligations as standby purchaser by purchasing an additional 2,763,308 shares in the subscription offering.

As a result, Professionals owns approximately 77% of the issued and outstanding shares of MEEMIC Holdings. Since July 2, 1999 MEEMIC Holdings, Inc. has been trading on the Nasdaq National Market under the symbol "MEMH".

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    Holdings was formed to be the holding company for MEEMIC after the conversion. Before the conversion, Holdings did not engage in any significant operations and is therefore not included in the following discussion. On July 1, 1999 the effective date of the conversion, MEEMIC became a wholly-owned subsidiary of Holdings.

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

  •
  future economic conditions in the regional and national markets in which the companies compete;
  •
  financial market conditions, including, but not limited to, changes in interest rates;
  •
  inflation;
  •
  estimates of loss reserves and trends in losses and loss adjustment expenses;
  •
  the effects of the year 2000 problem on us and third parties with whom we do business;
  •
  changing competition;
  •
  the ability to carry out our business plans;
  •
  the ability to enter new markets successfully and capitalize on growth opportunities;
  •
  adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and environmental, tax or accounting matters;

  •
  the ability to maintain an excellent A.M. Best rating;
  •
  the ability to obtain adequate reinsurance coverage at reasonable rates; and
  •
  our reinsurers' ability to fulfill their financial obligations to us.

Overview

    MEEMIC provides private passenger automobile and homeowners insurance primarily to educational employees and their immediate families in the State of Michigan. MEEMIC sells its insurance contracts through over 90 sales representatives associated with the sales agency, which is the exclusive distributor of MEEMIC's products. As of September 30, 1999, we had 119,355 policies in force, representing 162,741 insured vehicles and 34,040 homeowner units.

Financial Condition—September 30, 1999 Compared to December 31, 1998

    Our total assets increased 13% to $270.3 million at September 30, 1999 from $239.3 million at December 31, 1998. The 13%, or $31 million, increase in total assets is primarily a result of the July 1, 1999 initial public offering and conversion of MEEMIC into a stock company. Net proceeds of the offering were $42,972,910 before offering costs of $700,000 and a donation to the MEEMIC Foundation of $500,000. After repayment of debt, the remaining net proceeds of $29.3 million were invested and used to support additional premium writings and business expansion.

    The majority of our assets consist of bonds, some preferred stocks, cash and short-term investments, that in total were $161.5 million at September 30, 1999 and $128.9 million at December 31, 1998. We primarily invest in high quality bonds with the objective of providing stable income while maintaining liquidity at appropriate levels for our current and long-term requirements. The portfolio consists primarily of government bonds, municipal bonds, collateralized mortgage obligations, and investment grade corporate bonds. The modified duration of investments was 3.78 years at September 30, 1999 compared to 2.7 years at December 31, 1998. At September 30, 1999, the portfolio had an average Standard & Poor's security quality rating of AA (Excellent), and there were no securities in default concerning the timely payment of interest and principal. Our gross unrealized gains and gross unrealized losses in investments in securities were $854,668 and $1,786,575, respectively, at September 30, 1999 and $2,870,316 and $69,568, respectively, at December 31, 1998. These changes in our gross unrealized gains and losses are a result of fluctuating bond market values due to volatility of interest rates in the marketplace.

    Our recorded estimates of losses and loss adjustment expense reserves were $96.1 million at September 30, 1999 compared to $92.3 million at December 31, 1998. The $3.8 million increase in reserves at September 30, 1999 was due to general allowances for growth in the number of insured vehicles and homeowner policies in force.

    Unearned premiums were $34.0 million at September 30, 1999 and $31.6 million at December 31, 1998. The increase in unearned premiums at September 30, 1999 compared to December 31, 1998 of 7.6% is attributable to the growth in premiums written.

    Other liabilities were $16.9 million at September 30, 1999 and $63.2 million at December 31, 1998. The decrease in 1999 is due to repayments of liabilities related to the agency acquisition, the conversion of a $21.5 million surplus note with Professionals into MEEMIC Holdings, Inc. common stock, and repayment of liabilities for management and reinsurance agreements with Professionals that were terminated on July 1, 1999.

    Our shareholders' equity increased $71.1 million to $123.3 million at September 30, 1999 from $52.2 million at December 31, 1998. This increase was due to $42,272,910 received in net proceeds from MEEMIC's initial public offering, the conversion of the $21.5 million surplus note plus accrued interest of $1,522,090 into common stock, and net income of $8.2 million, which was offset by a decrease in accumulated other comprehensive income that consisted of unrealized losses on the investment portfolio of $2.5 million during the nine months ended September 30, 1999.

Description of Ratios Analyzed

    In the analysis of our results that follows, we refer to various financial ratios that investors use to analyze and compare the results of insurance companies. These ratios include:

  •
  loss ratio—This ratio compares our insurance losses to our net premiums earned and indicates how much we are paying to policyholders for claims compared to the amount of premiums we are receiving from them. We discuss three components of the loss ratio that relate to the three categories of insurance losses in our business: automobile liability losses, automobile physical damage losses and homeowners losses. The lower the percentage, the more profitable our insurance business is.

  •
  underwriting expenses ratio—This ratio compares our expenses to obtain new business and renew existing business to our net premiums earned and is used to measure how efficient we are at obtaining business. The lower the percentage, the more efficient we are.

  •
  combined ratio—This ratio compares (a) the sum of our expenses to obtain new business and renew existing business, our insurance losses and our expenses related to settling and adjusting claims to (b) our net premiums earned. The lower the percentage, the more profitable our insurance business is. If the percentage is higher than 100%, our insurance business may not be profitable.

Results of Operations—Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

    Net income for the three months ended September 30, 1999 was $5.0 million compared to $1.5 million for the three months ended September 30, 1998. Overall, our income from operations before taxes and extraordinary item was $5.2 million for the three months ended September 30, 1999 compared to $1.7 million for the three months ended September 30, 1998. The primary reason for the increase in income from operations before taxes and extraordinary item for the three month period ended September 30, 1999 over 1998 was the termination of the quota share agreement between MEEMIC and ProNational. Effective July 1, 1999 MEEMIC now retains approximately $45 million of annual premiums that had been ceded to ProNational on the quota share basis.

    Two significant items impacted net income for the three month period ended September 30, 1999. These items were anticipated as a result of MEEMIC's conversion and were also discussed in the registration statement on Form S-1 filed by Holdings. The first item was a donation to the MEEMIC Foundation of $500,000 in accordance with the plan of conversion. The second was an extraordinary item for early extinguishment of debt related to retirement of payable to former agency shareholders of $2,003,267.

    Our direct premiums written were $31.5 million for the three months ended September 30, 1999, an increase of $2.7 million, or 9.4%, compared to direct premiums written of $28.8 million for the three months ended September 30, 1998. Direct premiums written for automobile coverage were $27.6 million for the three months ended September 30, 1999, an increase of 6.6% compared to $25.9 million for the three months ended September 30, 1998. The increase in auto premiums reflects policyholder growth and an increase in the value of autos being insured. The number of insured vehicles increased 4.6% to 162,741 at September 30, 1999 from 155,651 at September 30, 1998. Our homeowners business also continued to increase. Direct premiums written for homeowners were $3.9 million for the three months ended September 30, 1999, an increase of 34.5%, compared to $2.9 million for the three months ended September 30, 1998. The increase in homeowners premiums was due to policyholder growth, a 7.6% rate increase that went into effect October 1, 1998 and an increase in the value of homes being insured. The number of homeowner policies in force increased 19.7% to 34,040 at September 30, 1999 from 28,435 at September 30, 1998.

    Net premiums written were $30.4 million for the three months ended September 30, 1999, an increase of 77.8% compared to $17.1 million for the three months ended September 30, 1998. The increase in net premiums written was primarily due to the cancellation of a 40% quota share reinsurance agreement with ProNational, in addition to the increase in direct premiums written. Net premiums earned were $29.5 million for the three months ended September 30, 1999, an increase of 79.9%, compared to $16.4 million for the three months ended September 30, 1998. The increase in net premiums earned was also a result of the cancellation of ProNational's reinsurance agreement, in addition to the business growth.

    Total losses and loss adjustment expenses were $19.9 million for the three months ended September 30, 1999, compared to $11.9 million for the three months ended September 30, 1998. Overall, our loss ratio for the three months ended September 30, 1999 was 59.5% compared to 61.4% for the three months ended September 30, 1998. The higher loss ratio for the three months ended September 30, 1998 compared to 1999 was due to the homeowner losses resulting from a July 1998 Michigan wind storm. The homeowner loss ratio for the third quarter 1999 was 50.0% and for the third quarter 1998 was 79.2%. The loss experience from auto business has remained stable. The auto liability loss ratio for the third quarter 1999 was 64.9% and for the third quarter 1998 was 62.8%. The auto physical damage loss ratio for the third quarter 1999 was 58.4% and for the third quarter 1998 was 58.5%. Our overall combined ratio was 86.9%

for three months ended September 30, 1999, compared to 98.1% for the three months ended September 30, 1998.

    Policy acquisition and underwriting expenses were $5.9 million for the three months ended September 30, 1999, compared to $3.9 million for the same period of 1998. The underwriting expenses ratio decreased to 20.1% for the three months ended September 30, 1999, from 23.8% for the three months ended September 30, 1998. This decrease was due to the cancellation of the management services agreement on July 1, 1999. Previously, Professionals provided MEEMIC with consulting and information system management services at a fee of approximately $0.5 million each quarter.

    Net investment income, before interest expense and excluding realized investment gains, was $2.4 million for the three months ended September 30, 1999, compared to $1.7 million for the three months ended September 30, 1998. As a result of the surplus note conversion to common stock on July 1, 1999, there was no interest expense for the three months ended September 30, 1999. Interest expense on the surplus note was $0.5 million for the three months ended September 30, 1998. Gross realized gains were $0 and $34,948 for the three months ended September 30, 1999 and 1998, respectively. Gross realized losses were $17,843 and $9,757 for the three months ended September 30, 1999 and 1998, respectively. The annualized total rate of return, which includes both income and changes in market value of securities, was 3.92% for the three months ended September 30, 1999 and was 13.13% for the three months ended September 30, 1998. The reduction of the return in the third quarter 1999 compared to the same period in 1998 was due to a reduction in security market values resulting from higher interest rates.

Results of Operations—Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

    Net income for the nine months ended September 30, 1999 was $8.2 million compared to $4.8 million for the nine months ended September 30, 1998. Overall, our income from operations before taxes and extraordinary item was $9.7 million for the nine months ended September 30, 1999, compared to $6.3 million for the nine months ended September 30, 1998. The primary reason for the increase in income from operations before taxes and extraordinary item for the nine month period ended September 30, 1999 over 1998 was the termination of the quota share agreement between MEEMIC and ProNational. Effective July 1, 1999, MEEMIC now retains approximately $45 million in annual premiums that had been ceded to ProNational on a quota share basis.

    Two significant items impacted net income for the nine month periods ended September 30, 1999. These were anticipated as a result of MEEMIC's conversion and were also discussed in the registration statement on Form S-1 filed by Holdings. The first item was a donation to the MEEMIC Foundation of $500,000 in accordance with the plan of conversion. The second was an extraordinary item for early extinguishment of debt related to retirement of payable to former agency shareholders of $2,196,124.

    Our direct premiums written were $91.4 million for the nine months ended September 30, 1999, an increase of $7.1 million, or 8.4%, compared to direct premiums written of $84.3 million for the nine months ended September 30, 1998. Direct premiums written for automobile coverage were $81.7 million for the nine months ended September 30, 1999, an increase of 6.1% compared to $77.0 million for the nine months ended September 30, 1998. The increase in auto premiums reflects policyholder growth and an increase in the value of autos being insured. The number of insured vehicles increased 4.6% to 162,741 at September 30, 1999 from 155,651 at September 30, 1998. Our homeowners business also continued to increase. Direct premiums written for homeowners were $9.7 million for the nine months ended September 30, 1999, an increase of 34.7%, compared to $7.2 million for the nine months ended September 30, 1998. The increase in homeowners premiums was due to policyholder growth, a 7.6% rate increase that went into effect October 1, 1998 and an increase in the value of homes being insured. The number of homeowner policies in force increased 19.7% to 34,040 at September 30, 1999 from 28,435 at September 30, 1998.

    Net premiums written were $65.7 million for the nine months ended September 30, 1999, an increase of 32.2% compared to $49.7 million for the nine months ended September 30, 1998. The increase in net premiums written was primarily due to the cancellation of a 40% quota share reinsurance agreement with ProNational, in addition to the increase in direct premiums written. Net premiums earned were $63.3 million for the nine months ended September 30, 1999, an increase of 32.1%, compared to $47.9 million for the nine months ended September 30, 1998. The increase in net premiums earned was also a result of the cancellation of ProNational's reinsurance agreement, in addition to the business growth.

    Total losses and loss adjustment expenses were $43.9 million for the nine months ended September 30, 1999, compared to $33.8 million for the nine months ended September 30, 1998. Overall, our loss ratio for the nine months ended September 30, 1999 was 59.8% compared to 59.5% for the nine months ended September 30, 1998. The higher loss ratio for the nine months ended September 30, 1999 compared to 1998 was due to the homeowner losses resulting from a January 1999 Michigan winter storm. The homeowner loss ratio for the nine months ended September 30, 1999 was 89.0% compared to 86.4% for the nine months ended September 30, 1998. The loss experience from auto business has remained stable. The auto liability loss ratio for the nine months ended September 30, 1999 was 54.4% compared to 55.9% for the nine months ended September 30, 1998. The auto physical damage loss ratio was 58.2% for both the nine months ended September 30, 1999 and 1998. Our overall combined ratio was 89.9% for the nine months ended September 30, 1999, compared to 93.4% for the nine months ended September 30, 1998.

    Policy acquisition and underwriting expenses were $13.0 million for the nine months ended September 30, 1999, compared to $10.9 million for the nine months ended September 30, 1998. The underwriting expenses ratio decreased to 20.5% for the nine months ended September 30, 1999, from 22.8% for the nine months ended September 30, 1998. The reduction in 1999 was due primarily to higher deferred acquisition costs in 1997 that were expensed in 1998, compared to lower deferred acquisition costs in 1998 that were expensed in 1999. The decrease was also due to the cancellation on July 1, 1999 of the management services agreement with Professionals following MEEMIC's conversion to a stock company. Management fees were $1.1 million for the nine months ended September 30, 1999, compared to $1.5 million for the nine months ended September 30, 1998.

    Net investment income, before interest expense and excluding realized investment gains, was $6.0 million for the nine months ended September 30, 1999, compared to $5.2 million for the nine months ended September 30, 1998. Interest expense on the surplus note was $0.9 million for the nine months ended September 30, 1999, compared to $1.4 million for the nine months ended September 30, 1998. As a result of the surplus note conversion to common stock on July 1, 1999 there was no interest expense for the third quarter of 1999. Gross realized gains were $18,940 and $35,425 for the nine months ended September 30, 1999 and 1998, respectively. Gross realized losses were $39,341 and $9,873 for the nine months ended September 30, 1999 and 1998, respectively. The annualized total rate of return, which includes both income and changes in market value of securities, was 1.94% for the nine months ended September 30, 1999 and was 8.37% for the nine months ended September 30, 1998. The reduction of the return in the third quarter 1999 compared to the same period in 1998 was due to a reduction in security market values resulting from higher interest rates.

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

    The net increase in cash was $4,443,517 for the nine months ended September 30, 1999 compared to $2,585,356 for the nine months ended September 30, 1998. The $1.9 million increase in cash reflects additional working capital retained after the completion of MEEMIC's conversion, Holdings' initial public offering and the repayment of substantially all debt related to the 1997 acquisition of MEEMIC's sales force agency. Cash provided by operations for the nine months ended September 30, 1999 was $7,018,850 compared to $11,600,282 for the nine months ended September 30, 1998. The $4.6 million difference in cash provided by operations for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 was primarily due to more loss and loss adjustment expenses being paid in 1999 compared to 1998 as a result of the January 1999 winter storm and the timing of payments for accrued expenses.

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

    Net proceeds of the offering were $42,972,910 before offering costs of $700,000 and a donation to the MEEMIC Foundation of $500,000. Of the proceeds received, $12.5 million was used to repay liabilities related to the 1997 acquisition of MEEMIC's sales force, and the remaining net proceeds of $29.3 million was invested in a portfolio of fixed maturities that are available for sale and that are expected to be used to support additional premium writings and business expansion. In addition, pursuant to the plan of conversion, Professionals Group converted the $21.5 million surplus note (plus accrued interest) into 2,302,209 shares at $10 per share of MEEMIC Holdings, and various agreements between Professionals Group, its wholly-owned subsidiary—ProNational Insurance Company (ProNational) and MEEMIC were terminated. The changes were as follows:

  •
  Effective July 1, 1999, the management services agreement between Professionals Group and MEEMIC was terminated. The cancellation of this agreement, offset with the additional salaries and expenses needed to replace those services, is expected to increase MEEMIC's after-tax earnings by approximately $1 million annually.

  •
  The quota share reinsurance agreement between MEEMIC and ProNational was terminated. Effective July 1, 1999, MEEMIC will now retain approximately $45 million in annual premiums that had previously been ceded to ProNational on a quota share basis.

  •
  On July 1, 1999, MEEMIC retired its $21.5 million surplus note with Professionals Group in exchange for MEEMIC Holdings, Inc. common stock. The retirement of this debt will save MEEMIC $1.8 million in annual interest expense.

Effects of New Accounting Pronouncements

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards, or SFAS, No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. As MEEMIC does not use derivative instruments, we anticipate that the adoption of SFAS No. 133 will not affect the results of operations or financial position of MEEMIC.

Year 2000 Compliance

    MEEMIC has completed an assessment of its computer programs and personal computer software and has determined that all significant systems are Year 2000 compliant. MEEMIC has incurred approximately $2 million for the purchase of a new computer system for business processing, enhancement of its telephone system, installation of new forms processing software and equipment and upgrading its financial reporting systems, and does not anticipate incurring additional remediation or assessment costs. MEEMIC has received written assurances from the third party vendors of such measures, equipment and software, that such items are Year 2000 compliant. The purchase of these new systems, which are expected to improve operating efficiencies, enabled MEEMIC to avoid incurring specific Year 2000 remediation expenses. Additionally, MEEMIC has conducted Year 2000 investigation and testing with its major third party vendors' software and hardware and has determined that all significant hardware and software is Year 2000 compliant. MEEMIC has completed its process of assessing Year 2000 readiness of the leased office space that MEEMIC occupies. While the office space has been represented as being Year 2000 compliant, no assurance can be given to that assessment. In the event that the office space is not Year 2000 compliant, MEEMIC will activate its offsite disaster recovery location, which has been determined to be Year 2000 compliant. While MEEMIC believes that Year 2000 compliance issues have been reasonably addressed, both internally and externally, no assurances can be given that all entities with whom MEEMIC does business will be Year 2000 compliant. The foregoing disclosure contains information regarding Year 2000 readiness which constitutes a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Readiness Disclosure Act.

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

    Our investment portfolio was valued at $151 million at September 30, 1999 and had a duration of 3.78 years. The following table shows the effects of a change in interest rate on the fair value and duration of our portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rate. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Change in Rates	Portfolio Value	Change in Value	Modified Duration
	(dollars in thousands)
+2%	$139,534	$(11,597)	3.69
+1%	$144,905	$(6,226)	3.78
0%	$151,131		3.78
-1%	$156,337	$5,206	3.41
-2%	$161,648	$10,517	3.23

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

PART II.
OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

    On July 1, 1999 MEEMIC converted to a stock insurance company and completed the offering of shares in MEEMIC Holdings, Inc. (Nasdaq: MEMH), as contemplated by MEEMIC Holdings' registration statement on Form S-1 (registration no. 333-66671). Pursuant to that registration statement, which was declared effective on April 20, 1999, MEEMIC Holdings registered 4,297,791 shares of its common stock for sale under the Securities Act of 1933. MEEMIC Holdings sold 1,533,983 of these shares to MEEMIC policyholders for $15,339,830. It also sold 2,763,308 of these shares to Professionals Group, in its capacity as standby underwriter, for $27,633,080. In addition, pursuant to the plan of conversion, Professional Group converted the $21.5 million surplus note (plus accrued interest) of MEEMIC owned by Professionals Group into 2,302,209 shares of MEEMIC Holdings. As a result, Professionals Group purchased 5,065,517, or approximately 77%, of the 6,599,500 issued and outstanding shares of MEEMIC Holdings.

    The proceeds of the offering were $42,972,910, before offering costs of $700,000 and a donation to the MEEMIC Foundation of $500,000. Holdings' net proceeds from this offering, except $3 million, were exchanged for all of the capital stock of MEEMIC. The net proceeds retained by Holdings will be available for a variety of corporate purposes, including additional capital contributions, future acquisitions and diversification of business. MEEMIC used the $38.8 million of the net proceeds as follows: $12.5 million was used to repay debt related to the 1997 acquisition of MEEMIC's sales force agency and $26.3 million was invested in a portfolio of fixed maturities that are available for sale and that are expected to be used to support additional premium writings.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibit
Exhibit Number	Exhibit Description
27	Financial Data Schedule

  (b)
  Reports on Form 8-K.

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEEMIC HOLDINGS, INC.
Date: November 11, 1999	/s/ CHRISTINE C. SCHMITT Christine C. Schmitt Treasurer and Chief Financial Officer (as Chief Financial Officer and on behalf of the registrant)

QuickLinks

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES