Form 10-K405
period 1999-12-31
MEEMIC HOLDINGS INC
filed 2000-03-24
CIK 1072815

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-14673

MEEMIC Holdings, Inc.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3436541 (I.R.S. Employer Identification No.)
691 North Squirrel Road, Suite 100 Auburn Hills, Michigan (Address of principal executive offices)	48321 (Zip Code)

Registrant's telephone number, including area code: (888) 463-3642

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, no par value per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The number of the registrant's shares of common stock outstanding as of March 1, 2000, was 6,599,500.

    Based on the closing price of shares of the registrant's common stock as reported on The Nasdaq Stock Market® on March 1, 2000 ($15.00) the aggregate market value of the shares of the registrant's common stock held by non-affiliates of the registrant as of March 1, 2000 was $17,176,905. For purposes of this computation only, all officers, directors and 5% beneficial owners of the registrant are assumed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders filed pursuant to Regulation 14A are incorporated by reference into Part III hereof.

PART I

Item 1. Business

General

    MEEMIC Holdings, Inc. ("Holdings") was incorporated in Michigan in October 1998 and is the holding company for MEEMIC Insurance Company ("MEEMIC")(formerly "Michigan Educational Employees Mutual Insurance Company") and MEEMIC Insurance Services Corporation ("MEIA Agency"). Holdings conducts all of its operations through MEEMIC and its other subsidiary. On July 1, 1999, MEEMIC completed its conversion to a stock company and became a wholly-owned subsidiary of Holdings. Holdings common stock began trading on the Nasdaq National Market under the symbol "MEMH" following the completion of the conversion. The principal office is located at 691 North Squirrel Road, Auburn Hills, Michigan 48321, and the telephone number is (888) 463-3642. Holdings and its consolidated subsidiaries are referred to collectively in this report as the Company.

    MEEMIC, which began operations in 1950, is a Michigan-licensed property and casualty insurance company that provides personal lines insurance primarily to educational employees and their immediate families in the State of Michigan. Private passenger automobile protection is MEEMIC's primary line of business representing approximately 90% of all business written. As an accommodation to the auto business, MEEMIC also provides homeowners protection policies representing the remainder of the direct writings. As of December 31, 1999, MEEMIC had in excess of 120,000 policies in force, consisting of 161,133 insured vehicles and 35,309 homes.

Products

    MEEMIC offers private passenger automobile and homeowners insurance primarily to educational employees and their immediate families in Michigan, and has applied for licenses to begin operating in three additional states. We anticipate receiving a license from the state of Ohio during the second quarter of 2000, though there can be no assurance that any of the new licenses will be granted. MEEMIC operates as a single segment where private passenger automobile is the primary line, and homeowners coverages are offered as an accommodation product. The following table sets forth the direct premiums written, net premiums earned and net loss ratios by product for the periods indicated. The ratios are explained in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	1999	% of Total	1998	% of Total	1997	% of Total
	(In thousands)
Direct premiums written:
Homeowner	$12,811	10.5%	$9,766	8.6%	$7,878	7.4%
Personal automobile	109,553	89.5%	103,492	91.4%	98,471	92.6%

Total	$122,364	100.0%	$113,258	100.0%	$106,349	100.0%

Net premiums earned:
Homeowner	$8,460	9.1%	$4,744	7.4%	$5,130	7.6%
Personal automobile	84,574	90.9%	59,296	92.6%	62,700	92.4%

Total	$93,034	100.0%	$64,040	100.0%	$67,830	100.0%

Loss and loss adjustment expenses ratios:
Homeowner		88.4%		93.0%		92.9%
Personal automobile		65.5%		65.8%		62.7%
Total		67.6%		67.8%		69.7%

    Personal Automobile.  MEEMIC's personal automobile policy provides policyholders with protection against claims resulting from bodily injury and property liability and automobile physical damage. When sold in conjunction with a homeowners policy, MEEMIC provides a multi-policy discount. As of December 31, 1999, MEEMIC had 85,545 personal automobile policies in force.

    Homeowners.  MEEMIC entered the homeowners market in Michigan in 1992 with a multi-peril policy for homeowners, condominium owners and renters. The homeowners policy, in addition to insuring the policyholders' primary residence, provides optional coverage for seasonal homes and dwellings under construction. As of December 31, 1999, MEEMIC had 35,309 homeowner policies in force.

    New Products.  On March 1, 2000, MEEMIC began offering a personal line umbrella policy covering excess liability up to $5 million and a boat policy.

Marketing

    MEEMIC markets its products through over 90 sales representatives associated with our sales agency, MEIA Agency, which is the exclusive distributor of our products. The representatives are unique in that most of them also belong to the educational community and are engaged in peer selling.

    Although we underwrite approximately 90% of the business produced by our sales agency, the agency represents and receives sales commissions from other insurance carriers which do business in Michigan. In general, these carriers offer products that MEEMIC does not currently offer, or insure a class of business that does not meet MEEMIC's underwriting guidelines. By offering complementary insurance products through other companies, MEEMIC's policyholders have the convenience of being able to purchase a full range of insurance products through a single agent. We benefit by having a base of potential customers for products we may intend to offer in the future.

    The agency conducts quarterly meetings with its sales representatives, establishes benchmarks and goals, conducts technical training and sponsors continuing education programs. The agency representatives provide important information to us about the marketplace and needs of our customers. This information is used to develop new products and new product features. The agency recruits and trains new sales representatives to work in underserviced areas of the state. MEEMIC pays a fixed commission to the agency, which in turn pays its sales representatives a fixed base commission with some opportunity for a contingent bonus, based upon the agent's production.

    During 1999, one sales representative accounted for over 5.1% of direct premiums written by MEEMIC. No other sales representative accounted for more than 5% of direct premiums written. The top 10 representatives accounted for 35% of direct premiums written during the year.

    MEEMIC provides personal computer software that allows sales representatives to quote rates for homeowners and personal auto insurance. In addition, we have a home page on the internet for the public that is periodically updated with pertinent information on MEEMIC, its products, and how to locate a sales representative.

Underwriting

    We rely to a significant degree on information provided by our sales representatives in underwriting risks. Agency representatives have the authority to bind coverage for a thirty-day period. The majority of the representatives are involved with the educational community in a teaching capacity. This enhances the representatives' ability to act as field underwriters and pre-screen applicants.

    We evaluate and accept applications for insurance based on consistently applied underwriting guidelines. MEEMIC's processing system provides modifications for some of these guidelines and underwriting supervisors regularly audit the work of individual underwriters to ensure adherence to our guidelines. Our 26 underwriters monitor policyholder deviations from the underwriting guidelines to assist in decisions related to cancellation and non-renewal.

Claims

    In responding to claims, we emphasize timely investigation, evaluation and fair settlement while controlling claims expense and maintaining adequate reserves. A staff of 61 experienced individuals provide prompt service with a caring attitude to policyholders and other claimants. Their commitment to quality service has proven to be a strong marketing tool for agency sales representatives.

    While the claims operation is centralized in Auburn Hills, Michigan, several multi-line resident adjusters are located in cities throughout Michigan. We have also established a network of automobile glass and body shops that provide damage appraisals and repairs according to established company guidelines. Independent adjusters are used when claim volume rises. A reinspection audit program ensures that repairs are completed timely, economically and to the satisfaction of the policyholder.

    Audits of liability claim files are conducted regularly by claims department managers and reinsurers. Less than 1% of all claims result in litigation. The majority of litigation is handled by MEEMIC's in-house legal counsel and monitored by the claims department.

Loss and Loss Adjustment Expense Reserves

    MEEMIC is required by applicable insurance laws and regulations to maintain reserves for payment of losses and loss adjustment expenses for reported claims and for claims incurred but not reported, arising from policies that have been issued. These laws and regulations require that we provide for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of such claims based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability.

    The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process and does not represent an exact calculation of that liability. Our current reserve policy recognizes this uncertainty by maintaining reserves at a level providing for the possibility of adverse development relative to the estimation process. We do not discount our reserves to recognize the time value of money.

    When a claim is reported to MEEMIC, claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are periodically adjusted by the claims staff as more information becomes available.

    We maintain reserves for claims incurred but not reported to provide for future reporting of already incurred claims and developments on reported claims. The reserve for claims incurred but not reported is determined by estimating our ultimate liability for both reported and non-reported claims and then subtracting the case reserves for reported claims.

    Each quarter, we compute our estimated liability using principles and procedures applicable to the lines of business written. The establishment of loss reserves is an inherently uncertain process, there can be no assurance that losses will not exceed our loss reserves. Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made. As required by insurance regulatory authorities, we receive a statement of opinion by our appointed actuary concerning the adequacy of statutory reserves. The results of these actuarial studies have consistently indicated that our reserves are adequate.

    The following table provides a reconciliation of beginning and ending loss and loss adjustment expenses reserve balances of MEEMIC for the years ended December 31, 1999, 1998 and 1997, as prepared in accordance with generally accepted accounting principles.

	Years Ended December 31,
	1999	1998	1997
	(In thousands)
Balance, beginning of year	$92,298	$84,921	$80,353
Less reinsurance balance recoverable	53,333	46,905	44,657

Net balance, beginning of year	38,965	38,016	35,696
Incurred related to:
Current year	69,822	47,074	54,054
Prior years	(6,964)	(3,622)	(6,752)

Total incurred	62,858	43,452	47,302
Paid related to:
Current year	42,376	31,009	30,176
Prior years	12,884	11,494	14,806

Total paid.	55,260	42,503	44,982

Net balance, end of year	46,563	38,965	38,016
Plus reinsurance recoverable	49,446	53,333	46,905

Balance, end of year	$96,009	$92,298	$84,921

    Management has reduced reserves for prior accident years at December 31, 1999, 1998 and 1997 by $6,964,000 $3,622,000 and $6,752,000, respectively. In 1994, the State of Michigan enacted legislative tort reform effective in 1996. These tort reform measures resulted in a significant increase in the number of claims reported to us in 1996 from attorneys attempting to file claims prior to the effective date of the new tort reform act. This changed the reporting pattern of claims and made it difficult for management to analyze data for reserves. The difficulty in analyzing the data along with the uncertainties of the effects of the new laws required management to establish higher reserves than it ordinarily would. As time has passed, the data and effects of the tort reform act have stabilized and management has reduced reserves related to prior accident years accordingly.

    The following table shows the development of the net liability for unpaid losses and loss adjustment expenses from 1990 through 1999 for MEEMIC. The top line of the table shows the original estimated liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as claims settle and more information becomes known about the ultimate frequency and severity of claims for individual years. The redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy"

(deficiency) depicted in the table, for any particular calendar year represents the aggregate change in the initial estimates over all subsequent calendar years.

	Year Ended December 31,
	1990	1991	1992	1993	1994	1995	1996	1997	1998	1999
	(in thousands)
Liability for unpaid losses and loss adjustment expenses net of reinsurance recoverable	$15,049	$14,820	$16,337	$19,144	$26,102	$29,570	$35,696	$38,016	$38,965	$46,563
Cumulative net paid as of:
End of Year	8,078	9,510	6,881	11,811	13,705	12,765	14,806	11,492	12,882
Two Years Later	12,460	11,333	13,184	17,814	19,047	19,012	19,747	15,472
Three Years Later	14,116	15,315	15,343	19,830	21,833	21,411	21,428
Four Years Later	15,331	15,981	16,310	20,608	22,859	21,970
Five Years Later	15,462	16,295	16,721	20,972	23,120
Six Years Later	15,624	16,486	17,003	21,108
Seven Years Later	15,764	16,694	17,136
Eight Years Later	15,796	16,833
Nine Years Later	15,909
Re-estimated net liability as of:
End of Year	14,889	17,745	15,220	22,785	26,700	26,843	28,944	34,392	31,999
Two Years Later	16,759	14,750	17,996	23,138	25,353	25,166	28,845	27,352
Three Years Later	15,563	17,131	18,548	22,180	24,547	25,175	26,792
Four Years Later	16,101	18,258	17,602	21,837	24,568	25,114
Five Years Later	17,076	17,057	17,561	21,880	25,378
Six Years Later	16,099	17,153	17,645	22,741
Seven Years Later	16,228	17,233	18,360
Eight Years Later	16,160	17,760
Nine Years Later	16,591
Net Cumulative (deficiency) redundancy	(1,542)	(2,940)	(2,023)	(3,597)	724	4,456	8,904	10,664	6,966
Gross liability—end of year					69,007	71,114	80,353	84,921	92,298	96,009
Reinsurance recoverables					42,905	41,544	44,657	46,905	53,333	49,446
Net Liability—end of year					26,102	29,570	35,696	38,016	38,965	46,563
Gross reestimated liability—latest					62,507	64,246	65,240	68,933	80,805
Reestimated reinsurance recoverables—latest					37,129	39,132	38,448	41,581	48,806
Net reestimated liability—latest					25,378	25,114	26,792	27,352	31,999
Gross Cumulative (deficiency) redundancy					6,500	6,868	15,113	15,988	11,493

    In evaluating the information in the table above, it should be noted that each column includes the effects of changes in amounts for prior periods. The table does not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

    As shown in the reserve development table, reserves established at year end 1994 through 1998 developed positively, or lower than expected. In 1990 to 1993, we reserved at the low end of the recommended actuarial range of estimates. During 1994, we began to state reserves on a more conservative basis by reserving above the midpoint of the actuarial range of reserve estimates. The change in reserving philosophy was necessary as the reserves established at the low end of the range for 1990 through 1993 had proven to be deficient. The change, which added $3.6 million to overall reserve levels, was not a change in actuarial methods, but rather a change in management estimates. The reserves estimated in both the earlier years and current years were stated within actuarially determined ranges. Statutory accounting principles require reserves to be reported on a net basis—i.e. after reinsurance. Generally accepted accounting principles require reserves to be reported on a gross basis—i.e. before reinsurance, with a corresponding asset established for the reinsurance recoverable. When compared on either a gross or net basis, the statutory and GAAP reserves are identical.

Reinsurance Ceded

    In accordance with industry practice, we transfer, or cede, to other insurance companies some of our potential liability under insurance policies we have underwritten. This practice helps us

  •
  reduce our net liability on individual risks,

  •
  reduce our risk from natural catastrophes,

  •
  stabilize our underwriting results, and

  •
  increase our underwriting capacity.

    As payment for sharing a portion of our risk, we are also required to share a part of the premium we receive on the related policies. Transferring or ceding insurance liability to another insurance company is called "reinsurance."

    MEEMIC determines the amount and scope of reinsurance coverage to purchase each year based upon an evaluation of the risks accepted, consultations with reinsurance brokers and a review of market conditions, including the availability and pricing of reinsurance. For the years ended December 31, 1999 and 1998, MEEMIC ceded to reinsurers $26.8 million and $47.1 million of earned premiums, respectively. The decrease of $20.3 million in amounts ceded to reinsurers for the year ended December 31, 1999 over 1998 was due to the termination of a quota share agreement between MEEMIC and ProNational Insurance Company, or ProNational, which owns 77% of Holdings' common stock, effective July 1, 1999.

    MEEMIC's reinsurance arrangements are generally renegotiated annually. Coverages described herein were in place for 1999.

    MEEMIC's largest net insured amount on any risk is $150,000. Individual property risks in excess of $150,000 are covered on an excess of loss basis up to $1,000,000 per risk. Casualty risks that are in excess of $150,000 are covered on an excess of loss basis, up to $3,000,000 per occurrence. Additionally, the Michigan Catastrophic Claims Association, or MCCA, provides wage loss and unlimited lifetime medical coverage in excess of $250,000 per occurrence for personal injury losses.

    Catastrophic reinsurance protects the ceding insurer from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, hurricane, earthquake, riot, blizzard, freezing temperatures or other extraordinary events. We have purchased catastrophe reinsurance for automobile physical damage and homeowners property damage in four layers up to $13,500,000 in excess of $500,000 with each layer subject to a retention of 5%.

    From July 1, 1997 through June 30, 1999, we had a quota share reinsurance arrangement with ProNational under which we retained 60% and ceded 40% of our liability remaining after the effects of our other reinsurance contracts. This arrangement increased our underwriting capacity and protected us from high frequency and low severity type losses. We paid ProNational a reinsurance premium equal to 40% of premiums collected net of other reinsurance costs. Reinsurance premiums due ProNational were reduced by an amount equal to our actual expenses, or approximately 30% of the reinsurance premium. Although quota share reinsurance reduces our risk of loss, it also reduces our potential underwriting profits. The quota share agreement with ProNational was cancelled, effective July 1, 1999 as a result of the increase in MEEMIC's underwriting capacity due to the conversion.

    The following table identifies our principal reinsurers, their percentage participation in our aggregate reinsured risk based upon premiums paid by MEEMIC during 1999 and their respective A. M. Best ratings as of December 31, 1999. A.M. Best classifies "A" and "A-" ratings as "Excellent" and "A++" ratings as "Superior". Continental Casualty Company was rated "A" by A.M. Best in 1999 and was recently changed by A.M. Best to an "NR-3" rating, or not rated, due to changes in the reinsurer's business lines. For 2000 we have replaced the Continental Casualty Company with Gerling Global Reins Corp (rated "A") as one of MEEMIC's principal reinsurers. Other than the entities listed below, no single reinsurer's percentage participation in 1999 exceeded 3% of total ceded reinsurance premiums:

	A.M. Best Rating	Amounts Due from Reinsurers	1999 Total Ceded Premiums Written	% of 1999 Total Ceded Premiums Written
MCCA	—	$31,242	$892	3.3%
ProNational	A-	10,886	22,513	84.1
American Re	A++	2,464	1,819	6.8
Continental Casualty Company	NR-3	1,133	855	3.2
Other	—	67	689	2.6

		$45,792	$26,768	100.0%

    We annually review the financial stability of all of our reinsurers. This review includes a ratings analysis of each reinsurer participating in a reinsurance contract. On the basis of this review, as of December 31, 1999 and 1998, we concluded that there was no material risk of not being paid by our reinsurers. No material difficulties have been experienced by us in collecting amounts due from reinsurers. We believe that our reinsurance is maintained with financially stable reinsurers and that any reinsurance security we have is adequate to protect our interests. However, our inability to collect on our reinsurance, or the inability of our reinsurers to make payments under the terms of reinsurance, due to insolvency or otherwise, could have a material adverse effect on our future results of operations and financial condition.

    The MCCA is an unincorporated nonprofit association created by Michigan law. Every insurer engaged in writing personal protection insurance coverage in Michigan is required to be a member of the MCCA. Although the MCCA acts in the same manner as a reinsurer, it is not an insurance company and hence is not rated by A.M. Best.

    Michigan law provides that the MCCA assessments charged to member companies for the reinsurance protection can be recognized in the rate-making process and passed on to policyholders. MCCA covers all personal injury losses incurred by MEEMIC and all other member companies in excess of $250,000. Member companies of the MCCA are charged an annual assessment, based on the number of vehicles for which coverage is written, to cover the losses reported by all member companies. Accordingly, there is no direct relationship between the annual premiums and losses ceded to MCCA. The MCCA requires large reserves to cover Michigan's lifetime medical benefits, which are paid out over many years. We review the actuarial projections provided by the MCCA to monitor its solvency. It is estimated that the MCCA currently has in excess of a $1 billion surplus.

Investments

    All of our investment securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standard No. 115.

    An important component of our operating results has been the return on invested assets. Our investment objective is to maximize current returns while maintaining safety of capital together with adequate liquidity for our insurance operations. As of December 31, 1999, 100% of our investment portfolio consisted of investment grade fixed income securities and short-term investments. Approximately 68.7% of our fixed income portfolio was rated AAA by Standard & Poor's as of December 31, 1999, and the portfolio had an average credit quality rating of AA. Our investments are managed by an outside investment advisor.

    The following table sets forth information concerning our investments. In our financial statements, investments are carried at fair value as established by quoted market prices on secondary markets. The cost column in the table represents the original cost of preferred stock and the original cost of fixed income securities as adjusted for amortization of premium and accretion of discount.

	At December 31, 1999		At December 31, 1998
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Fixed income securities
United States government and government agencies and authorities	$18,047	$17,392	$18,708	$18,981
Obligations of states, municipalities and political subdivisions	76,959	76,162	47,520	48,908
Corporate obligations	22,591	21,815	19,233	19,714
Collateralized mortgage obligations	28,796	28,286	23,917	24,299
Asset backed securities	9,049	9,036	8,995	9,186

Total fixed income securities:	155,442	152,691	118,373	121,088
Preferred stock	4,670	4,662	1,823	1,909
Real estate	2,300	2,300	—	—

Total	$162,412	$159,653	$120,196	$122,997

    The table below sets forth the maturity profile of our combined fixed maturity investments as of December 31, 1999, substituting average life for mortgage-backed securities. Fixed maturities are carried at fair value in the consolidated financial statements of MEEMIC. Collateralized and asset-backed securities consist of mortgage pass-through holdings and securities backed by credit card receivables, auto loans and home equity loans. Our securities follow a structured principal repayment schedule and are rated "AA" or better by Standard & Poor's. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment.

	Amortized Cost	Fair Value	Portion of Fair Value
	(in thousands)
1 year or less	$9,791	$9,814	6.2%
More than 1 year through 5 years	41,066	40,894	26.0
More than 5 year through 10 years	35,735	34,511	21.9
More than 10 years	31,005	30,150	19.2
Collateralized and asset backed securities	37,845	37,322	23.7
Redeemable preferred stocks	4,670	4,662	3.0

	$160,112	$157,353	100.0%

    The average duration of our fixed maturity investments, including collateralized and asset backed securities which are subject to paydown, as of December 31, 1999, was 3.97 years. As a result, the market value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

    Our net investment income, the annualized and tax equivalent total rates of return which include both income and changes in the market value of securities, and the weighted average tax equivalent book yield for the three years ended December 31, 1999, 1998 and 1997 were as follows:

	Year Ended December 31,
	1999	1998	1997
	(in thousands)
Net investment income	$8,285	$6,958	$6,677
Annualized total rate of return	1.80%	6.74%	6.89%
Tax equivalent total rate of return	2.72%	7.49%	7.74%
Weighted average tax equivalent book yield	6.93%	6.83%	7.08%

    The reduced returns in 1999 compared to 1998 and 1997 were due to a reduction in security market values resulting from higher interest rates.

A. M. Best Rating

    A. M. Best Company, which rates insurance companies, currently assigns an "A-" (Excellent) rating (its fourth highest rating category out of 15 categories) to MEEMIC. A. M. Best assigns "A" or "A-" ratings to companies which, in its opinion, have demonstrated excellent overall performance when compared to the standards established by A. M. Best. Companies rated "A" and "A-" have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating our financial and operating performance, A. M. Best reviews our profitability, leverage and liquidity, as well as our book of business, the adequacy and soundness of our reinsurance, the quality and estimated market value of our assets, the adequacy of our loss reserves, the adequacy of our surplus, our capital structure, the experience and competency of our management and our market presence. A.M. Best ratings are based on factors of concern to policyholders and are not directed toward the protection of investors. No assurance can be given that A. M. Best will not reduce our current rating in the future.

Competition

    The property and casualty insurance business is highly competitive. We have many Michigan-based competitors, as well as competitors from other states, for our insurance products. Some of these competitors are larger and have much greater financial, technical and operating resources than we have. We compete primarily based on the following factors:

  •
  the price of our insurance products,

  •
  the quality of our insurance products,

  •
  the quality and speed of our service and claims response,

  •
  our financial strength,

  •
  our A.M. Best and other ratings,

  •
  our sales and marketing capability, and

  •
  our technical expertise.

    Our ability to compete successfully depends on a number of factors, many of which are out of our control, such as market conditions, A.M. Best and other ratings, and regulatory conditions.

Insurance Regulatory Matters

    General.  Insurance companies are subject to supervision and regulation in the states in which they transact business relating to numerous aspects of their business and financial condition. The primary purpose of this supervision and regulation is to protect policyholders. The extent of such regulation varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments.

    Michigan insurance companies such as MEEMIC are subject to supervision and regulation by the Michigan Insurance Bureau. The authority of the Bureau includes:

  •
  establishing standards of solvency which must be met and maintained by insurers,

  •
  licensing insurers and agents to do business,

  •
  establishing guidelines for the nature of and limitations on investments by insurers,

  •
  reviewing premium rates for various lines of insurance,

  •
  reviewing the provisions which insurers must make for current losses and future liabilities,

  •
  reviewing transactions involving a change in control, and

  •
  approving policy forms.

    The Bureau also requires the filing of annual and other reports relating to the financial condition of insurance companies doing business in Michigan. Additionally, Holdings is subject to regulation as an insurance holding company because of its ownership of MEEMIC.

    Examinations are regularly conducted by the Bureau every three to five years. The Bureau's last examination of MEEMIC was as of December 31, 1997. This examination did not result in any adjustments to the financial position of MEEMIC. In addition, there were no substantive qualitative matters indicated in the examination report that had a material adverse impact on the operations of MEEMIC.

    Risk-Based Capital Requirements.  In addition to state-imposed insurance laws and regulations, the Bureau administers the requirements adopted by the National Association of Insurance Commissioners, or NAIC, that require insurance companies to calculate and report information under a risk-based formula that attempts to measure capital and surplus needs based on the risks in a company's mix of products and investment portfolio. Under the formula, we first determine our risk-based capital base level by taking into account risks with respect to our assets and underwriting risks relating to our liabilities and obligations. We then compare our "total adjusted capital" to the base level. Our "total adjusted capital" is determined by subtracting our liabilities from our assets in accordance with rules established by the Bureau.

    The following table highlights the ramifications of the various ranges of non-compliance. The ratios represent the relationship of a company's total adjusted capital to its risk-based capital base level.

Ratio and Category	Action
2.0 or more	None—in compliance
1.5-1.99: Company Action	Company must submit a comprehensive plan to regulatory authority discussing proposed corrective actions to improve the capital position
1.0-1.49: Regulatory Action	Regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be taken
0.7-0.99: Authorized Control	Regulatory authority may take any action it deems necessary, including placing the company under regulatory control
Less than 0.7: Mandatory Control	Regulatory authority is required to place the company under regulatory control

    MEEMIC's ratio has always exceeded 2.0 in the past, but there can be no assurance that the requirements applicable to MEEMIC will not increase in the future. As of December 31, 1999, MEEMIC's risk-based capital base level was $6.1 million and its total adjusted capital was $74.6 million yielding a ratio of 12.2.

    IRIS Requirements.  The NAIC has also developed a set of financial ratios, referred to as the Insurance Regulatory Information System, or IRIS, for use by state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range of values for each of the IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratio results outside the acceptable range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated review of annual and quarterly filings. Depending on the nature and severity of the underlying cause of the IRIS ratio results being outside the acceptable range, increased regulatory scrutiny could range from increased but informal regulatory oversight to placing a company under regulatory control.

    For 1997, all of our results were within the acceptable range for any IRIS tests. For 1998, MEEMIC's investment yield was marginally outside the acceptable range. Under statutory accounting, interest expense on the surplus note was treated as a reduction in investment income, causing the low value.

    For 1999, MEEMIC had two items outside the acceptable range. The two "unusual values" resulted from a large increase in both net writings and surplus. The change in net writings was outside the acceptable range as a result of the quota share agreement with ProNational being cancelled on July 1, 1999, which allowed MEEMIC to retain a greater portion of its own business. The change in surplus was outside the acceptable range as a result of the increase in surplus which resulted from the proceeds from the conversion on July 1, 1999. For 1999, our IRIS ratios were as follows:

		NAIC Unusual Values
IRIS Ratios				MEEMIC Results for 1999
		Over	Under
1	Gross Premiums to Surplus	900		164.0
1A	Net Premium to Surplus	300		128.1
2	Change in Net Writings	33	-33	44.4
3	Surplus Aid to Surplus	15		N/A
4	Two-Year Overall Operating Ratio	100		84.7
5	Investment Yield	10	4.5	5.4
6	Change in Surplus	50	-10	81.7
7	Liabilities to Liquid Assets	105		56.3
8	Agents' Balances to Surplus	40		N/A
9	One-Year Reserve Development to Surplus	20		-17.1
10	Two-Year Reserve Development to Surplus	20		-25.8
11	Estimated Current Reserve Deficiency to Surplus	25		-4.5

    Guaranty Fund.  We participate in the Property and Casualty Guaranty Association of the State of Michigan ("Association"), which protects policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the Association is authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar year. MEEMIC makes accruals for its portion of assessments when notified of assessments by the Association.

    Holding Company Regulation.  Most states, including Michigan, have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws permit the Bureau and any other relevant insurance departments to examine MEEMIC, Holdings and their respective insurance subsidiaries at any time, to require disclosure of material transactions between MEEMIC, Holdings and Professionals Group, Inc. (the parent company of ProNational), or Professionals, and to require prior approval of transactions, such as extraordinary dividends from MEEMIC to Holdings. All transactions within the holding company system between MEEMIC, Holdings, Professionals and their respective subsidiaries must be fair and equitable. Under Michigan law, the maximum dividend that may be paid by MEEMIC to Holdings during any twelve-month period without prior regulatory approval of the Bureau is the greater of 10% of MEEMIC's statutory surplus as reported on the most recent annual statement filed with the Bureau, and the net income of MEEMIC for the period covered by such annual statement. As of December 31, 1999, the amount available for payment of dividends in year 2000 without prior regulatory approval of the Bureau is approximately $8.7 million.

    Change in Control.  The Insurance Code requires that the Insurance Commissioner receive prior notice of and approve a change of control for either MEEMIC or Holdings. The Insurance Code contains a complete definition of "control." In simplified terms, a person, corporation, or other entity would obtain "control" of MEEMIC or Holdings if they possessed, had a right to acquire possession, or had the power to direct any other person acquiring possession, directly or indirectly, 10% or more of the voting securities of either company. To obtain approval for a change of control, the proposed acquirer must file an application with the Insurance Commissioner containing detailed information such as the identity and background of the acquirer and its affiliates, the sources of and amount of funds to be used to effect the acquisition, and financial information regarding the proposed acquirer. The Insurance Commissioner has approved Professionals' acquisition of control over MEEMIC and Holdings.

    Michigan No-Fault Automobile Insurance.  Under a pure no-fault automobile insurance system, responsibility for an automobile accident is not at issue. Each policyholder's own insurance company pays for his or her medical expenses and lost wages, regardless of who caused the accident, and the individuals relinquish the right to sue to recover damages. The objective of such a system is to eliminate the delays and costs of court disputes associated with the tort system, encourage prompt payment of compensation and return a larger percentage of insurance premium dollars to accident victims. No state has yet adopted a pure no-fault system.

    Michigan's modified no-fault system, originally enacted in 1973, limits lawsuits relating to automobile accidents. For example, a suit for damages is permitted under Michigan's no-fault law when an injured person has suffered death, permanent serious disfigurement or serious impairment of bodily function. Damages are assessed on the basis of comparative fault, except that damages will not be assessed in favor of a party who is more than 50% at fault.

    Michigan's no-fault law also requires insurers to provide unlimited medical coverage to automobile accident victims. The cost of providing such unlimited medical coverage has somewhat offset the savings typically associated with a non-monetary threshold. In response, the MCCA was established to spread the costs of medical coverage to all policyholders. The MCCA essentially acts as a reinsurer for all Michigan automobile insurers, reimbursing for amounts paid on personal injury protection claims in excess of $250,000. Participation is required for all Michigan-licensed automobile and motorcycle insurers.

    The Michigan Essential Insurance Act.  The Essential Insurance Act requires an insurer to insure every applicant for automobile insurance who meets the minimum requirements and the insurer's underwriting rules. The underwriting rules must be applied uniformly to all applicants and policyholders. Each insurer must file its underwriting rules with the Insurance Commissioner. In addition, the Essential Insurance Act also limits rating criteria that insurers may employ, requires insurers to develop a "secondary" or merit rating plan under which premium surcharges are levied on poor drivers, establishes a joint underwriting association to provide insurance to individuals who cannot obtain coverage in the insurance market and regulates other types of coverages and informational requirements.

    According to the provisions of the Essential Insurance Act, insurers whose statutory surplus as of December 31, 1979 was $4,000,000 or less could file for an exemption. MEEMIC filed and received an exemption from the provisions of the Essential Insurance Act. We cannot predict whether MEEMIC's exemption from the Essential Insurance Act will be continued.

Employees

    As of December 31, 1999, we had 205 employees. None of the employees are covered by a collective bargaining unit and we believe that employee relations are good.

Executive Officers of Registrant

    Set forth below is information about the executive officers as of December 31, 1999. Executive officers are appointed annually by, and serve at the pleasure of, Holdings' Board of Directors.

Name	Age	Position with Holdings	Position with MEEMIC
R. Kevin Clinton	45	President and Chief Executive Officer	President and Chief Executive Officer
Annette E. Flood	41	Secretary	Secretary
Christine C. Schmitt	43	Treasurer and Chief Financial Officer	Senior Vice President, Treasurer and Chief Financial Officer
Lynn M. Kalinowski	48	—	Executive Vice President
William P. Sabados	50	—	Vice President and Chief Information Officer

    R. Kevin Clinton, FCAS, MAAA, has been the President, Chief Executive Officer and a director of Holdings since July 1, 1999 and President, Chief Executive Officer and a director of MEEMIC since May 1997. Mr. Clinton has been a Vice President of Professionals since 1996 and was Chief Financial Officer from 1996 to March 2000, and a director of Professionals since September 1997. Mr. Clinton served as a Vice President, Treasurer and Actuary of ProNational from 1990 through June 1997. Prior to becoming an officer of ProNational, Mr. Clinton was ProNational's consulting actuary from 1986 to 1990. He formerly served as the Actuary for the Michigan Insurance Bureau and in the actuarial department of Michigan Mutual Insurance Company. Mr. Clinton is a Fellow of the Casualty Actuarial Society and a Member of the American Academy of Actuaries. Mr. Clinton is a graduate of The University of Michigan where he received a bachelor's degree in business administration and a master's degree in actuarial science.

    Annette E. Flood, Esq., R.N., has been a director and the Secretary of Holdings since July 1999 and a director of MEEMIC since May 1997. She has been the Secretary of Professionals since 1996. Ms. Flood is Senior Vice President, Corporate Secretary and Legal Counsel of ProNational. Prior to joining ProNational in 1992, Ms. Flood was employed by Lansing General Hospital, Lansing, Michigan, from 1986 to 1992, most recently in the capacity of Vice President, Legal Services and Quality Management. Prior to joining the Lansing General Hospital Staff, Ms. Flood was an attorney in the litigation section of the law firm of Dykema Gossett PLLC, Lansing, Michigan. Ms. Flood has a B.S.N. degree in nursing from The University of Michigan and a law degree from Wayne State University Law School.

    Christine C. Schmitt has been Treasurer and Chief Financial Officer of Holdings since July 1999 and Senior Vice President and Chief Financial Officer of MEEMIC since joining the Company in 1993. Prior to joining MEEMIC, Ms. Schmitt was Director of Finance of the Hayman Company, a property management company. Ms. Schmitt is a Certified Public Accountant with thirteen years experience with the public accounting firm of Coopers & Lybrand LLP. She is a graduate of Wayne State University with a B.S. degree in accounting.

    Lynn M. Kalinowski has been a director of Holdings since July 1999 and a director and Executive Vice President of MEEMIC since May 1997. Mr. Kalinowski served as President of MEEMIC from 1993 to May 1997. Prior to joining MEEMIC in 1993, Mr. Kalinowski was the President of Southern Michigan Mutual Insurance Company and previously served as Director of Financial Analysis for the Michigan Insurance Bureau.

    William P. Sabados has been Vice President and Chief Information Officer of MEEMIC since joining the Company as an officer in 1997. Mr. Sabados is also Chief Information Officer of Professionals and ProNational. From 1987 to 1997, he was Vice President of Information Systems for the Investor Insurance Group and has been active in the insurance field for over 20 years.

Forward-Looking Statements

    We make forward-looking statements in this Annual Report on Form 10-K and may make such statements in future filings with the SEC. We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations. When we use any of the words "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.

    We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that a number of factors, all of which are difficult to predict and many of which are beyond our control, could affect our future results and performance and any other expectations expressed in our forward-looking statements. This could cause our actual results, performance and experience to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the following:

  •
  future economic conditions in the regional and national markets in which the companies compete;

  •
  financial market conditions, including, but not limited to, changes in interest rates;

  •
  inflation;

  •
  estimates of loss reserves and trends in losses and loss adjustment expenses;

  •
  the effects of the year 2000 problem on us and third parties with whom we do business;

  •
  changing competition;

  •
  the ability to carry out business plans;

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

    We do not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

Glossary of Selected Insurance Terms

    A.M. Best Rating.  A.M. Best Ratings are divided into "Secure" and "Vulnerable" rating groups as follows. Secure Ratings: A++, A+ (Superior); A, A- (Excellent); and B++, B+ (Very Good).

Vulnerable Ratings: B, B-(Adequate); C++, C+ (Fair); C, C- (Marginal); D (Very Vulnerable); E (Under State Supervision); and F (In Liquidation).

    Cede.  To transfer to another insurer (the reinsurer) all or part of the insurance risk underwritten by an insurer.

    Combined ratio.  The sum of the expense ratio and the loss and LAE ratio. A combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss.

    Direct written premiums.  Total premiums written by an insurer other than premiums for reinsurance assumed by an insurer.

    Earned premium.  The prorated portion of an insurance premium which is no longer considered prepaid as a result of the elapsed time the insurance policy has been in force. For example, after six months, $12,000 of a prepaid $24,000 annual premium is considered earned premium.

    Excess of loss reinsurance. A form of reinsurance in which the insurer cedes to a reinsurer, and such reinsurer assumes, all or a portion of losses in excess of a specified retention level up to a predetermined limit.

    Expense ratio.  The ratio of underwriting expenses to net premiums earned.

    Incurred but not reported (IBNR).  The liability for future payments on losses which have occurred but have not yet been reported.

    Liquidity.  The ability to convert financial holdings into cash in a timely manner without the loss of principal.

    Loss adjustment expenses (LAE).  The expenses of settling claims, including legal and other fees.

    Loss and LAE ratio.  The ratio of incurred losses and loss adjustment expenses to premiums earned.

    Michigan Catastrophic Claims Association (MCCA). A reinsurance association created by the Michigan Legislature that has State-mandated participation for all companies writing automobile insurance in Michigan.

    NAIC.  The National Association of Insurance Commissioners, an association of the chief insurance supervisory official of each state, territory and insular possession of the United States.

    Net earned premiums.  The portion of written premiums that is recognized for accounting purposes as revenue during a period.

    Net premiums written.  Premiums retained by an insurer after deducting premiums on business ceded to others.

    Quota Share Reinsurance. A form of treaty or facultative reinsurance in which the insurer cedes and the reinsurer assumes an agreed-upon percentage of risks. Also known as proportional reinsurance.

    Reinsurance. A procedure whereby an insurer remits or cedes a portion of the premium to a reinsurer as payment to the reinsurer for assuming a portion of the risk or liability under the policy. Reinsurance can be effected by "treaties" under which all risks of a defined category, amount and type for a primary insurer are covered, or on a "facultative" basis under which risks are covered on an individual, contract-by-contract basis.

    Reserves.  Liability established by an insurer to reflect the estimated cost of claim payments and related expenses that the insurer will ultimately be required to pay with respect to the insurance it has underwritten.

    Reserve redundancy.  The amount by which the reserves currently established by an insurer exceed the currently estimated cost of claim payments and related expenses that the insurer will ultimately be required to pay.

    Standard & Poor's ratings.  Standard & Poor's Claims-Paying Ability Ratings are divided into "Secure Range" and "Vulnerable Range" groupings as follows. Secure Range: AAA (Superior); AA (Excellent); A (Good); and BBB (Adequate). Vulnerable Range: BB (May be Adequate); B (Vulnerable); CCC (Extremely Vulnerable); and R (Regulatory Action).

    Statutory Accounting Practices (SAP).  Those principles required by state law which must be followed by insurers in submitting their financial statements to state insurance departments.

    Statutory surplus.  The amount remaining after all liabilities of an insurance company are subtracted from all of its admitted assets, applying statutory accounting practices.

    Surplus.  The amount by which a company's assets exceed its liabilities.

    Unearned premium.  The proration of an insurance premium considered to be a prepayment. For example, after three months, $18,000 of a prepaid $24,000 annual premium is still considered unearned premium.

Item 2. Properties

    The Company leases approximately 55,000 square feet of office space to house its principal executive offices in Auburn Hills, Michigan. For investment purposes, the Company owns an 11.5 acre vacant parcel of land in Auburn Hills, Michigan.

Item 3. Legal Proceedings

    The Company is not currently subject to any material litigation. As a personal lines insurer, we have many routine matters in current litigation. It is not anticipated that these routine cases will have a material adverse effect on our financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of Holdings shareholders during the fourth quarter of 1999.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

    Shares of common stock of Holdings began trading on The Nasdaq Stock Market® under the symbol "MEMH" on July 2, 1999.

    The table below sets forth the high and low sale prices for the common stock of Holdings on The Nasdaq Stock Market® for the periods indicated from the date it began trading. The initial subscription price was $10.00 per share.

1999	High	Low
Third Quarter	$18.00	$12.94
Fourth Quarter	$16.63	$14.25

    As of March 1, 2000 there were 1,529 registered holders of shares of the common stock.

    Holdings may pay cash dividends on the common stock at times determined by the board of directors and when legally allowed. Payment of dividends by Holdings may be contingent on the receipt of dividends from MEEMIC. The payment of dividends by MEEMIC is subject to limitations imposed by the Insurance Code. See "Item 1—Business-Insurance Regulatory Matters." Holdings does not intend to pay any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

    The following selected financial data are derived from the Company's consolidated financial statements, except for selected statutory data, which are presented in accordance with statutory accounting practices. Information for periods prior to the formation of Holdings relates to MEEMIC and its subsidiary. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report. See also Note 1 of the Company's consolidated financial statements. Statutory financial statistics are presented to provide information that can be readily compared to statistics of other companies in the property and casualty insurance industry to evaluate the Company's performance. These statistics should be evaluated along with the generally accepted accounting principles, or GAAP, information presented herein. See Note 16 of the consolidated financial statements for a discussion of the principal differences between GAAP and statutory accounting practices, and for a reconciliation of consolidated net income and equity, as reported in conformity with GAAP, with statutory net income and statutory surplus, as determined in accordance with statutory accounting practices, as prescribed or permitted by the Michigan Insurance Bureau.

	Years Ended December 31,
	1999	1998	1997	1996	1995
	(dollars in thousands, except per share data)
Revenue Data:
Direct premiums written	$122,364	$113,258	$106,349	$104,993	$98,917
Net premiums written	95,596	66,190	75,000	64,286	56,919
Net premiums earned	93,034	64,040	67,830	62,497	55,981
Net investment income	8,285	6,958	6,677	5,150	4,488
Net realized investment (losses) gains	(20)	31	32	37	28
Other income	1,877	2,111	841	588	587

Total revenues	103,176	73,140	75,380	68,272	61,084
Losses and Expenses:
Losses and loss adjustment expenses	62,858	43,452	47,302	44,872	38,815
Policy acquisition and other underwriting expenses	19,132	12,658	16,690	16,074	16,248
Interest expense	906	1,827	1,342	—	—
Amortization expense	2,924	2,941	714	—	—
Other expenses	15	31	31	11	9

Total expenses	85,835	60,909	66,079	60,957	55,072
Income from operations before federal income taxes	17,341	12,231	9,301	7,315	6,012
Federal income taxes	5,531	3,562	2,672	2,064	1,558

Income before extraordinary items	11,810	8,669	6,629	5,251	4,454
Extraordinary items	1,525	(303)	—	—	—

Net income	$13,335	$8,366	$6,629	$5,251	$4,454

Earnings per common share—basic (1)
Income before extraordinary items per common share—basic	$1.79
Income per share attributable to extraordinary items—basic	$0.23

Net income per common share—basic	$2.02

Earnings per common share—diluted (1)
Income before extraordinary items per common share—diluted	$1.72
Income per share attributable to extraordinary items—diluted	$0.22

Net income per common share—diluted	$1.94

Balance Sheet Data:
Total investments	$159,653	$124,903	$111,543	$90,896	$73,371
Total assets	274,649	239,330	214,858	155,775	134,843
Losses and loss adjustment expense reserves	96,009	92,298	84,921	80,353	71,114
Total liabilities	147,464	187,106	171,576	119,773	103,671
Total shareholders' equity	127,185	52,224	43,282	36,002	31,172
Book value per common share	$19.27	N/A	N/A	N/A	N/A
GAAP Ratios:
Loss and loss adjustment expenses ratio(2)	67.6%	67.8%	69.7%	71.8%	69.3%
Policy acquisition and other underwriting expense ratio(3)	20.5%	19.8%	24.6%	25.7%	29.0%
Combined ratio(4)	88.1%	87.6%	94.3%	97.5%	98.3%
Statutory Data:
Combined ratio(5)	93.3%	92.1%	92.9%	96.8%	97.2%
Industry combined ratio(6)	—	105.0%	100.3%	104.2%	105.0%
Statutory surplus	$74,611	$40,373	$34,513	$29,141	$24,407
Ratio of net written premiums to statutory surplus	1.28	1.64	2.17	2.21	2.33

(1)
The weighted average shares outstanding at December 31, 1999 were 6,599,500 basic common shares and 6,879,500 common shares assuming dilution. There were no cash dividends declared during the periods presented. Earnings per share are computed on a pro forma basis assuming the conversion took place on January 1, 1999.
(2)
Calculated by dividing losses and loss expenses by net premiums earned.
(3)
Calculated by dividing other underwriting expenses by net premiums earned.
(4)
The sum of the GAAP loss and loss adjustment expense ratio and the total underwriting expense ratio.
(5)
The sum of the statutory loss and loss adjustment expense ratio and the total underwriting expense ratio.
(6)
As reported by A.M. Best, an independent insurance rating organization, Best's Aggregate & Averages—Property—Casualty (Priv. Pass. Automobile and Homeowners Quantitative Analysis Report). Data unavailable for the year ended December 31, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report. See the disclosures under "Item 1—Business—Forward Looking Statements".

Overview

    MEEMIC provides private passenger automobile and homeowners insurance primarily to educational employees and their immediate families in the State of Michigan. On July 1, 1999 MEEMIC completed its conversion to a stock company, changed its name to MEEMIC Insurance Company and became a wholly-owned subsidiary of Holdings. Pursuant to the plan of conversion, Professionals converted the $21.5 million surplus note of MEEMIC owned by ProNational into stock and fulfilled its obligations as a standby purchaser in the conversion. After the conversion, Professionals, through ProNational, owns approximately 77% of the issued and outstanding shares of Holdings.

    MEEMIC sells its insurance contracts through over 90 sales representatives associated with MEIA Agency, which is the exclusive distributor of MEEMIC's products. On September 22, 1997, MEEMIC purchased the operations of its exclusive sales agency, including the exclusive right to sell and market MEEMIC products, and formed MEIA Agency. On December 30, 1999 upon approval from the Michigan Insurance Bureau, MEEMIC paid a dividend consisting of MEIA Agency to Holdings. This dividend rearranged the organizational structure of Holdings, such that MEEMIC and MEIA Agency are sister corporations as opposed to a parent/subsidiary relationship. As of December 31, 1999, we had over 120,000 policies in force, representing 161,133 insured vehicles and 35,309 homeowner units.

Financial Condition

    Our total assets increased to $274.6 million at December 31, 1999 from $239.3 million at December 31, 1998. The 14.8% increase in total assets is primarily a result of the conversion and related subscription offering. See the discussion under "Liquidity and Capital Resources" for further details.

    The majority of our assets consist of bonds, real estate, some preferred stocks, cash and short-term investments that in total were $168.4 million at December 31, 1999 and $128.9 million at December 31, 1998. We primarily invest in high quality bonds with the objective of providing stable income while maintaining liquidity at appropriate levels for our current and long-term requirements. The portfolio consists primarily of government bonds, municipal bonds, collateralized mortgage obligations, and investment grade corporate bonds. The modified duration of investments was 3.97 years at December 31, 1999 compared to 2.7 years at December 31, 1998. As of December 31, 1999 and 1998, the portfolio had an average Standard & Poor's security quality rating of AA (Excellent), and there were no securities in default concerning the timely payment of interest and principal. Our gross unrealized gains and gross unrealized losses in investments in securities were $488,000 and $3.2 million, respectively, at December 31, 1999 and $2.9 million and $70,000, respectively, at December 31, 1998. These changes in our gross unrealized gains and losses are a result of fluctuating bond market values due to volatility of interest rates in the marketplace.

    Our recorded estimates of loss and loss adjustment expense reserves were $96.0 million at December 31, 1999 compared to $92.3 million at December 31, 1998. The $3.7 million increase in reserves for 1999 and the $7.4 million increase in reserves for 1998 are attributable to general allowances for growth in the number of insured vehicles and homeowner policies in force. Reserves for losses incurred prior to 1999 were reduced by $7.0 million during 1999 as a result of favorable development in estimates of prior years' reserves on auto liability. Reserves for losses incurred prior to 1998 were reduced by $3.6 million during 1998. This was caused by the unanticipated reduction in the frequency of claims. We believe this reduction resulted from the 1994 legislative tort reforms in the State of Michigan which reduced the frequency and shortened the reporting pattern of claims. As additional data subsequent to the tort reform emerges, we anticipate greater stability and accuracy in the reserve estimates. Uncertainties inherent in the loss estimation process will invariably cause differences in actual ultimate liabilities from estimates. Aggregate loss reserves at December 31, 1999 and 1998 have been certified by an independent actuarial firm and are believed to be a reasonable provision for all unpaid loss and loss expense obligations under the terms of MEEMIC's policies and agreements.

    At December 31, 1999 and 1998 unearned premiums were $34.1 million and $31.6 million, respectively. The increase of 7.9% in unearned premiums at December 31, 1999 compared to December 31, 1998 was comparable to the growth in premiums written.

    Other liabilities at December 31, 1999 were $17.3 million, compared to $63.2 million at December 31, 1998. The decrease in 1999 was primarily due to repayments of liabilities related to the agency acquisition of $17.1 million, the conversion of the $21.5 million surplus note with Professionals into Holdings common stock, and the cancellation of the quota share reinsurance agreement with ProNational effective July 1, 1999. Additionally, the liabilities at December 31, 1998 included $1.8 million for interest on the $21.5 million surplus note that was repaid on July 1, 1999 in conjunction with MEEMIC's conversion to a stock company.

    Shareholders' equity increased by 244% to $127.2 million at December 31, 1999, compared to $52.2 million at December 31, 1998. The increase in shareholders' equity was primarily due to the $65.3 million capital infusion as a result of the conversion and related subscription offering. The Company also had net income of $13.3 million in 1999 which contributed to the increase, but the increase was offset in part by a $3.7 million decrease in accumulated other comprehensive income, consisting of net unrealized losses on the investment portfolio during the year ended December 31, 1999. See "Results of Operations—Year Ended December 31, 1999 compared to Year Ended December 31, 1998." We expect to use retained earnings to increase the Company's capital base and finance future growth and do not intend to pay any cash dividends in the foreseeable future.

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

  •
  underwriting expense ratio—This ratio compares our expenses to obtain new business and renew existing business to our net premiums earned and is used to measure how efficient we are at obtaining business. The lower the percentage, the more efficient we are.

  •
  combined ratio—This ratio compares (a) the sum of our expenses to obtain new business and renew existing business, our insurance losses and our expenses related to settling and adjusting claims to (b) our net premiums earned. The lower the percentage, the more profitable our insurance business is. If the percentage is higher than 100%, our insurance business may not be profitable.

Results of Operations—Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

    Net income for 1999 was $13.3 million compared to $8.4 million for 1998. The primary reasons for the increase in net income for 1999 compared to 1998 were the termination of the quota share agreement between MEEMIC and ProNational, the repayment of the $21.5 million surplus note and the $17.1 million agency acquisition debt, and the cancellation of the management agreement with Professionals, all of which occurred in July 1999 in connection with the conversion. Effective July 1, 1999, MEEMIC now retains approximately $45 million in additional annual premiums that had been ceded to ProNational. Expenses relating to interest on the surplus note and management fees to Professionals decreased to $2.3 million in 1999 compared to $3.9 million in 1998. The cancellation of the management services agreement is expected to increase our after tax earnings by approximately $1 million annually. As a result of repaying debt related to the agency acquisition, the Company had a net extraordinary gain on early extinguishment of debt of $1.5 million in 1999 and $200,000 in 1998.

    Our combined ratio was 88.1% for 1999 compared to 87.6% for 1998. Our income from operations was $17.3 million for 1999 compared to $12.2 million for 1998, and the after-tax return on equity was 25.5% in 1999 compared to 19.3% in 1998. This increase in income for 1999 over 1998 was primarily due to the changes noted above in connection with the conversion. Overall, our loss ratio for 1999 was 58.4%, compared to 56.6% for 1998. The auto liability loss ratio for 1999 was 52.4%, compared to 47.5% for 1998, and the auto physical damage loss ratio for 1999 and 1998 remained constant at 58.5%. The homeowner loss ratio was 77.4% for 1999, compared to 79.1% for 1998. The mild weather conditions for both 1999 and 1998 have resulted in fewer reported claims.

    Our other underwriting expenses ratio increased slightly to 20.5% for 1999, compared to 19.8% for 1998. During 1999 and the beginning of 2000, MEEMIC has increased its investments in technology to support future growth. MEEMIC purchased a new computer system and a large-scale mailer machine, developed a new automatic deposit payment system for billing and has started to implement a voice response unit for routine billing calls.

    Net investment income before interest expense was $8.3 million for 1999 compared to $7.0 million for 1998. The increase in net investment income before interest expense was due to increases in invested assets from proceeds of the conversion and related subscription offering and positive cash flow from operations. Interest expense on the surplus note was $906,000 for 1999 and $1.8 million for 1998. As a result of the surplus note conversion to common stock on July 1, 1999, there was no interest expense for the second half of 1999. Consistent with 1998, investment income for 1999 was earned primarily from interest income and not from realized capital gains and losses. The tax equivalent total rate of return, which includes both income and changes in market value of securities, was 2.72% for 1999 and was 7.49% for 1998. The reduced return in 1999 compared to 1998 was due to a reduction in security market values resulting from higher interest rates. The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.93% for 1999, compared to 6.83% for 1998.

    Total direct premiums written increased to $122.4 million in 1999 from $113.3 million in 1998. Our direct written premiums have increased 8.0% in 1999 due to policyholder growth and a 7.6% homeowner rate increase that went into effect October 1, 1998. With the continued growth in our homeowners business, our product mix in terms of exposures by line is now 18% homeowners and 82% personal automobile. Net premiums written in 1999 increased to $95.6 million, or 44.4% from 1998. The increase in net premiums written for 1999 was primarily attributable to the cancellation of a 40% quota share reinsurance agreement with ProNational and the increase in direct premiums written. Net premiums earned for 1999 were $93.0 million compared to $64.0 million for 1998. The 45.3% increase in net premiums earned in 1999 is also a result of the quota share cancellation whereby fewer premiums were ceded in 1999 than in 1998.

    Direct premiums written during 1999 for automobile coverage increased 5.9% to $109.6 million, from $103.5 million in 1998. The number of insured vehicles increased 3.8% to 161,133 at December 31, 1999 from 155,211 at December 31, 1998.

    Our homeowners premiums written also continued to increase. Direct premiums written during 1999 for homeowners increased 31.2% to $12.8 million, from $9.8 million in 1998. The number of homeowner policies in force increased 18.9% to 35,309 at December 31, 1999 from 29,699 at December 31, 1998.

Results of Operations—Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

    Net income for 1998 was $8.4 million compared to $6.6 million for 1997. MEEMIC's surplus increased by over 20% to $52.2 million at December 31, 1998. In 1997 MEEMIC's policyholder surplus also increased by over 20% to $43.3 million at December 31, 1997. Expenses relating to interest on the surplus note and management fees to Professionals amounted to $3.9 million in 1998 compared to $2.3 million in 1997.

    Our combined ratio improved for the fourth consecutive year and was 87.6% for 1998 compared to 94.3% for 1997. Our income from operations was $12.2 million for 1998 compared to $9.3 million for 1997, and the after-tax return on equity was 19.3% in 1998 compared to 18.4% in 1997. Overall, our loss ratio for 1998 was 56.6% compared to 58.7% for 1997. The auto liability loss ratio for 1998 improved to 47.5% from 52.4% for 1997, and the auto physical damage loss ratio for 1998 improved to 58.5% from 59.8% for 1997. The homeowner loss ratio for 1998 also improved to 79.1% from 83.7% for 1997. These positive results are despite two severe Michigan storms occurring on May 31 and July 21, 1998 that resulted in $1.7 million in direct losses, $1 million in net losses after reinsurance and 2,020 reported claims. The favorable combined ratio in 1998 is attributable to: (i) continued overall favorable claims experience with reductions in claim frequency that more than offset increases in claim severity for 1998 compared to 1997, and (ii) reduced reinsurance rates from the 1997 contracts. Our underwriting gain for 1997 is primarily the result of more favorable claims experience and reduced rates from the 1997 reinsurance contracts.

    We continued to reduce expenses and improve operational efficiencies in 1998. For the seventh consecutive year, our other underwriting expenses ratio has declined, and was 19.8% in 1998 compared to 24.6% in 1997. The significant decrease in 1998 was primarily due to the reduction in commission expense as a result of our acquisition of the agency.

    Net investment income before interest expense was $7.0 million for 1998 compared to $6.7 million for 1997. Interest expense on the surplus note was $1.8 million for 1998 and $1.3 million for 1997. The net increase in net investment income was due principally to increases in invested assets because of positive cash flows from operations. The tax equivalent total rate of return, which includes both income and changes in market value of securities, was 7.49% for 1998 and was 7.74% for 1997. The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.83% for 1998 compared to 7.08% for 1997.

    Total direct premiums written increased to $113.3 million in 1998 from $106.3 million in 1997. Our direct written premiums have increased 6.5% in 1998 due to policyholder growth and a 7.6% homeowner rate increase that went into effect October 1, 1998. With the continued growth in our homeowners business, our product mix in terms of exposures at December 31, 1998 was 16% homeowners and 84% personal automobile. Net premiums written in 1998 decreased to $66.2 million, or 11.7% from 1997. The decrease in net premiums written for 1998 was due to the change in quota share reinsurance contracts whereby we ceded more premiums in 1998 than in 1997. Net premiums earned for 1998 were $64.0 million compared to $67.8 million for 1997. The 5.6% decrease in net premiums earned in 1998 is also as a result of changes in the terms and timing of our reinsurance contracts which resulted in more premiums being ceded in 1998 than in 1997.

    Direct premiums written during 1998 for automobile coverage increased 5.1% to $103.5 million, from $98.5 million in 1997. The number of insured vehicles increased 5.6% to 155,211 at December 31, 1998 from 146,994 at December 31, 1997.

    Our homeowners business also continued to increase. Direct premiums written during 1998 for homeowners increased 24% to $9.8 million, from $7.9 million in 1997. The number of homeowner policies in force increased 18.3% to 29,699 at December 31, 1998 from 25,114 at December 31, 1997.

Liquidity and Capital Resources

    Our primary sources of cash are from premiums, investment income and proceeds from maturities of portfolio investments. The principal uses of cash are for payments of claims, commissions, taxes, operating expenses and purchases of investments. Cash flow and liquidity are managed in order to meet anticipated short-term and long-term payment obligations, and to maximize opportunities to earn interest on those funds not immediately required.

    The net increase in cash was $4.8 million for the year ended December 31, 1999 compared to $1.8 million for the year ended December 31, 1998. The $3.0 million additional increase in 1999 cash reflects additional working capital retained after the completion of the conversion and related subscription offering and the repayment of substantially all debt related to the 1997 acquisition of our sales agency. Cash provided by operations for the year ended December 31, 1999 was $19.9 million, compared to $17.1 million for the year ended December 31, 1998. The $2.8 million increase in cash provided by operations during 1999 compared to 1998 was primarily due to increased income from operations as a result of the cancellation of the quota share agreement with ProNational, whereby MEEMIC retained 40% more of its operating income during the second half of 1999.

    Net proceeds from the conversion and related subscription offering were $43.0 million, before offering costs of $700,000 and a donation to the MEEMIC Foundation of $500,000. MEEMIC policyholders subscribed for 1.5 million shares of common stock in Holdings. Also pursuant to the conversion, Professionals converted the $21.5 million surplus note plus accrued interest of $1.5 million into 2.3 million shares at $10 per share of Holdings common stock, and purchased an additional 2.8 million shares in the subscription offering as standby underwriter. After repayment of debt related to the agency acquisition, the remaining net proceeds of approximately $30 million were invested and are expected to be used to support additional premium writings and business expansion.

    The resources from the conversion allowed us to retire liabilities under the terms of the acquisition of the sales agency, and improved operational flexibility and financial capabilities for business and regulatory purposes. The conversion to a stock company and net proceeds from the related subscription offering provides us with a source of capital for growth and expansion capacity for our current and potential new product lines.

    With the continued growth in our homeowner policies, we have entered into a homeowners quota share reinsurance arrangement with American Re effective January 1, 2000. As a result of this change, we will cede approximately $5 million in annual homeowner premiums and 40% of the related claims during 2000.

    Cash provided by operations and deemed available for investment was employed in full compliance with our investment policy. Likewise, proceeds of $16.4 million for 1999 and $13.9 million for 1998, substantially from matured and called investments, were reinvested in similar high quality investments. During 1999, 1998 and 1997, we did not have any significant voluntary sales of our long-term fixed maturity securities.

    Insurance regulations limit our ability to transfer cash from MEEMIC to Holdings. See "Item 1—Business—Insurance Regulatory Matters."

Effects of Inflation

    The effects of inflation on the Company are considered in estimating reserves for unpaid losses and loss adjustment expenses, and in the premium rate-making process. The actual effects of inflation on the Company's results of operations cannot be accurately known until the ultimate settlement of claims. However, based upon the actual results reported to date, we believe that the Company's loss reserves, including reserves for losses that have been incurred but not yet reported, make adequate provision for the effects of inflation.

Effects of New Accounting Pronouncements

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards, or SFAS, No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. As the Company does not use derivative instruments, we anticipate that the adoption of SFAS No. 133 will not affect the results of operations or financial position of the Company.

Year 2000 Compliance

    The Company has completed an assessment of its computer programs and personal computer software and has determined that all significant systems are Year 2000 compliant. To date, the Company spent a total of approximately $3 million for the purchase of a new computer system for business processing, enhancement of its telephone system, installation of new forms processing software and equipment and upgrading its financial reporting systems, and does not anticipate incurring additional remediation or assessment costs. We have received written assurances from the third party vendors of such systems, equipment and software, that such items are Year 2000 compliant. The purchase of these new systems, which are expected to improve operating efficiencies, did not require the Company to incur specific Year 2000 remediation expenses. Additionally, we have conducted Year 2000 investigation and testing with our major third party vendors' software and hardware and determined that all significant hardware and software is Year 2000 compliant. While the Company believes that Year 2000 compliance issues have been reasonably addressed, both internally and externally, no assurances can be given that all entities with whom we do business will be Year 2000 compliant. The foregoing disclosure contains information regarding Year 2000 readiness which constitutes a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Readiness Disclosure Act.

    While we have experienced no Year 2000 related problems during the transition to the Year 2000, we are maintaining our normal disaster recovery plan in the event that any problems arise going forward.

Management of Market Risk

    Market risk is the risk of loss due to adverse changes in market rates and prices. Our primary market risk exposure is to changes in interest rates. The active management of interest rate risk is essential to our operations.

    We manage market risk through an investment committee consisting of senior officers of the Company, consultants and a professional investment advisor. The committee periodically measures the impact that an instantaneous rise in interest rates would have on the fair value of securities. The committee also measures the duration, or interest rate sensitivity, of a fixed income security or portfolio. Our investment policy limits the duration of our portfolio to a maximum of 300% of the duration of our liabilities.

    We are vulnerable to interest rate risk because, like other insurance companies, we invest primarily in fixed maturity securities, which are interest-sensitive assets. We do not invest in fixed maturity securities for trading purposes. Mortgage-backed securities, which make up approximately 20% of our investment portfolio, are particularly susceptible to interest rate changes. We invest primarily in classes of mortgage-backed securities that are less subject to prepayment risk and, as a result, somewhat less susceptible to interest rate risk than other mortgage-backed securities.

    Our fixed maturity investment portfolio was valued at $157 million at December 31, 1999 and had a duration of 3.97 years. The following table shows the effects of a change in interest rate on the fair value and duration of our portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rate. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Change in Rates	Portfolio Value	Change in Value	Modified Duration
	(dollars in thousands)
+2%	$145,263	$(12,090)	3.91
+1%	$151,131	$(6,222)	3.98
0%	$157,353		3.97
-1%	$163,639	$6,286	3.64
-2%	$169,503	$12,150	3.36

    The other financial instruments, which include cash, premiums due from reinsurers and accrued investment income, do not produce a significant difference in fair value when included in the market risk analysis due to their short-term nature. The payable related to acquisition is not significantly affected by market risk as the discount rate for early extinguishment is fixed.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    See "Item 7—Management's Discussions and Analysis of Financial Condition and Results of Operations—Management of Market Risk.

Item 8. Financial Statements and Supplementary Data

MEEMIC Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 1999 and 1998

	1999	1998
	(In thousands, except share data)
Assets
Assets:
Investments
Fixed maturities available for sale, at fair value (amortized cost of $160,112 and $120,196 in 1999 and 1998, respectively)	$157,353	$122,997
Short-term investments, at cost, which approximates fair value	—	1,906
Real estate, at cost	2,300	—

Total investments	159,653	124,903
Cash	8,779	3,978
Premiums due from policyholders	4,754	3,841
Amounts recoverable from reinsurers	40,458	43,066
Amounts recoverable from reinsurers, related party	10,886	16,194
Accrued investment income	2,226	1,605
Deferred federal income taxes	4,637	3,338
Property and equipment, at cost, net of accumulated depreciation	3,185	2,149
Deferred policy acquisition costs	2,720	278
Intangible assets, net of amortization	36,344	39,268
Other assets	1,007	710

Total assets	$274,649	$239,330

Liabilities and Shareholders' Equity
Liabilities:
Loss and loss adjustments expense reserves	$96,009	$92,298
Unearned premiums	34,148	31,586
Surplus note	—	21,500
Payable related to acquisition	1,066	18,215
Accrued expenses and other liabilities	9,293	8,387
Accrued expenses and other liabilities, related party	227	2,357
Premiums ceded payable	5,552	4,465
Premiums ceded payable, related party	—	7,553
Federal income taxes payable	1,169	745

Total liabilities	147,464	187,106

Commitments and contingencies (Note 17)	—	—
Shareholders' equity:
Common stock, no par value; 10,000,000 shares authorized; 6,599,500 shares issued and outstanding in 1999	65,295	—
Retained earnings	63,711	50,376
Accumulated other comprehensive (loss) income:
Net unrealized (depreciation) appreciation on investments, net of deferred federal income taxes of ($938) and $952 in 1999 and 1998, respectively	(1,821)	1,848

Total shareholders' equity	127,185	52,224

Total liabilities and shareholders' equity	$274,649	$239,330

The accompanying notes are an integral part of the consolidated financial statements.

MEEMIC Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31, 1999, 1998 and 1997

	1999	1998	1997
	(In thousands, except share data)
Revenues and other income:
Premiums written	$122,364	$113,258	$106,349
Premiums ceded, related party	(22,513)	(42,694)	(20,115)
Premiums ceded, other	(4,255)	(4,374)	(11,234)

Net premiums written	95,596	66,190	75,000
Increase in unearned premiums, net of prepaid reinsurance premiums	(2,562)	(2,150)	(7,170)

Net premiums earned	93,034	64,040	67,830
Net investment income	8,285	6,958	6,677
Net realized investment (losses) gains on fixed maturities	(20)	31	32
Other income	1,877	2,111	841

Total revenues and other income	103,176	73,140	75,380

Expenses:
Losses and loss adjustment expenses, net (including $15,072, $25,299 and $12,578 ceded to related party in 1999, 1998 and 1997, respectively)	62,858	43,452	47,302
Policy acquisition and other underwriting expenses:
Other policy acquisition and underwriting expenses	24,990	23,580	13,158
Policy acquisition expense, related party	—	—	9,104
Ceding commissions, related party	(7,227)	(12,995)	(6,577)
Management fees, related party	1,369	2,073	1,005

	19,132	12,658	16,690
Interest expense, related party	906	1,827	1,342
Amortization expense	2,924	2,941	714
Other expenses	15	31	31

Total expenses	85,835	60,909	66,079

Income from operations before federal income taxes and extraordinary items	17,341	12,231	9,301
Federal income taxes	5,531	3,562	2,672

Income before extraordinary items	11,810	8,669	6,629
Extraordinary items:
Conversion costs, net of federal income taxes of $266	—	(517)	—
Gain on early extinguishment of debt, net of federal income taxes of $785 and $110 for 1999 and 1998, respectively	1,525	214

Net income	$13,335	$8,366	$6,629

Earnings per common share-basic*
Income before extraordinary items per common share-basic	1.79
Income per share attributable to extraordinary items-basic	0.23

Net income per common share-basic	$2.02

Earnings per common share-assuming dilution*
Income before extraordinary items per common share-assuming dilution	1.72
Income per share attributable to extraordinary items-assuming dilution	0.22

Net income per common share—assuming dilution	$1.94

Weighted average shares outstanding—basic	6,599,500

Weighted average shares outstanding—assuming dilution	6,879,500

*
Earnings per share are computed on a pro forma basis assuming the conversion took place on January 1, 1999 (Note 3).

The accompanying notes are an integral part of the consolidated financial statements.

MEEMIC Holdings, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity and Comprehensive Income

For the Years Ended December 31, 1999, 1998 and 1997

	Common stock	Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
	(In thousands)
Balances, January 1, 1997	$—	$35,381	$621	$36,002
Net income		6,629		6,629
Net appreciation on investment securities			651	651

Balances, December 31, 1997	—	42,010	1,272	43,282
Net income		8,366		8,366
Net appreciation on investment securities			576	576

Balances, December 31, 1998	—	50,376	1,848	52,224
Net income		13,335		13,335
Issuance of common stock	65,295			65,295
Net depreciation on investment securities			(3,669)	(3,669)

Balances, December 31, 1999	$65,295	$63,711	$(1,821)	$127,185

	Years ended December 31,
	1999	1998	1997
Comprehensive income
Net income	$13,335	$8,366	$6,629
Net unrealized (depreciation) appreciation on investments, net of reclassification adjustment and net of deferred federal income tax of ($1,890) in 1999, $297 in 1998, and $335 in 1997	(3,669)	576	651

Comprehensive income	$9,666	$8,942	$7,280

The accompanying notes are an integral part of the consolidated financial statements.

MEEMIC Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 1999, 1998 and 1997

	1999	1998	1997
	(In thousands)
Cash flows from operating activities:
Net income	$13,335	$8,366	$6,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,987	3,483	1,359
Realized losses (gains) on investments	20	(31)	(32)
Net accretion of discount on investments	89	36	99
Deferred federal income taxes	591	(897)	(328)
Extraordinary gain on early extinguishment of debt	(2,310)	(324)	—
Changes in assets and liabilities:
Premiums due from policyholders	(913)	(241)	(421)
Amounts due from reinsurers	1,450	(6,747)	(452)
Accrued investment income	(621)	(118)	(149)
Prepaid reinsurance premiums	—	—	6,591
Deferred policy acquisition costs	(2,441)	1,326	377
Other assets	(297)	(346)	(64)
Loss and loss adjustment expense reserves	3,711	7,377	4,568
Unearned premiums	2,562	2,150	579
Accrued expenses and other liabilities	299	2,655	3,489
Federal income taxes payable	423	453	(600)

Net cash provided by operating activities	19,885	17,142	21,645

Cash flows from investing activities:
Purchase of short-term investments	(951)	(1,906)	(1,894)
Proceeds from sale or maturity of short-term investments	2,857	1,894	1,893
Proceeds from maturity of securities available for sale	16,377	13,881	15,356
Purchases of securities available for sale	(56,402)	(26,361)	(35,082)
Proceeds from sales of property and equipment	287	42	107
Purchases of property and equipment	(2,386)	(958)	(1,135)
Purchase of real estate	(2,300)	—	—
Cash paid for acquired company, net	—	—	(22,364)

Net cash used in investing activities	(42,518)	(13,408)	(43,119)

Cash flows from financing activities:
Issuance of surplus note	—	—	21,500
Proceeds from initial public offering	42,973	—	—
Initial public offering costs	(700)	—	—
Payment on payable related to acquisition	(14,839)	(1,960)	—

Net cash provided by (used in) financing activities	27,434	(1,960)	21,500

Net increase in cash	4,801	1,774	26
Cash, beginning of year	3,978	2,204	2,178

Cash, end of year	$8,779	$3,978	$2,204

Supplemental disclosures of cash flow information:
Federal income taxes paid	$5,300	$3,850	$3,200

Interest paid	$2,734	$1,342	$—

Supplemental disclosure of noncash financing activities:
Conversion of surplus note and accrued interest for MEEMIC Holdings, Inc. stock	$23,022

Supplemental disclosure of noncash investing transaction:
In connection with the acquisition entered into during 1997, the Company recorded a liability for the deferred portion of the purchase price equal to $20,500.

The accompanying notes are an integral part of the consolidated financial statements.

MEEMIC Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business

    MEEMIC Holdings, Inc. and subsidiaries (the "Company") is an insurance holding company incorporated under Michigan law in October 1998. The Company owns all of the issued and outstanding common stock of MEEMIC Insurance Services Corp. and MEEMIC Insurance Company, a stock insurance company incorporated under Michigan law. MEEMIC Insurance Company ("MEEMIC") (formerly "Michigan Educational Employees Mutual Insurance Company") is a property and casualty insurance company that operates as a single segment writing full coverage private passenger automobile protection and homeowner insurance products for educational employees and their immediate families exclusively in the State of Michigan. In September 1997, MEEMIC began selling its insurance contracts through its sister company, MEEMIC Insurance Services Corp., d/b/a MEIA Insurance Agency, which is the exclusive distributor of the Company's products. Prior to that, the Company's products were sold by Michigan Educators Insurance Agency, Inc. (see Note 3).

2. Summary of Significant Accounting Policies

  Basis of presentation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles ("GAAP"), which vary in certain respects from statutory accounting practices followed in reporting to insurance regulatory authorities (see Note 16 for the effect of such differences). All material intercompany balances and transactions have been eliminated. The financial information for periods prior to the formation of MEEMIC Holdings, Inc. relates to MEEMIC and its subsidiary.

  Investments

    At December 31, 1999 and 1998, all of the Company's securities are classified as available-for-sale and are those securities that would be available to be sold in response to the Company's liquidity needs, changes in market interest rates and asset-liability management strategies, among others.

    Available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of the related income tax effect, excluded from income and reported as a separate component of shareholders' equity.

    A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. All declines in fair values of the Company's investment securities in 1999 or 1998 were deemed to be temporary.

    Short-term investments, which consist principally of U. S. government securities, are stated at cost, which approximates fair value.

    Premiums and discounts are amortized or accreted, respectively, over the life of the related debt security as an adjustment to yield using the yield-to-maturity method. Dividends and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific-identification method for determining the cost of securities sold.

    Real estate, which consists of vacant land available for sale, is stated at cost.

  Revenue recognition

    Insurance premium income is recognized on a monthly pro rata basis over the respective terms of the policies in-force and unearned premiums represent the portion of premiums written which is applicable to the unexpired terms of the policies in-force.

    Reinsurance arrangements are prospective contracts for which prepaid reinsurance premiums are amortized ratably over the related policy terms based on the estimated ultimate amounts to be paid. Changes in estimated outcomes are recognized currently.

  Losses and loss adjustment expense reserves

    Losses and loss adjustment expense reserves represent the accumulation of individual case estimates for reported losses and loss adjustment expenses, bulk adjustments to case estimates and actuarial estimates for incurred but not reported losses and loss adjustment expenses, based upon the Company's actual experience, assumptions and projections as to claims frequency, severity, inflationary trends and settlement payments. The reserve for losses and loss adjustment expenses is intended to cover the ultimate net cost of all losses and loss adjustment expenses incurred but unsettled through the balance sheet date reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation approximated $1,285,000 and $985,000 at December 31, 1999 and 1998, respectively. The reserve is stated gross of reinsurance ceded.

  Property, equipment and depreciation

    Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed either on the straight-line or accelerated methods over periods ranging from three to seven years. Maintenance, repairs and minor renewals are charged to expense as incurred.

    Upon sale or retirement, the cost and related accumulated depreciation of assets disposed of are removed from the accounts; any resulting gain or loss is reflected in income.

  Deferred policy acquisition costs

    Policy acquisition costs, specifically commissions, are deferred, subject to ultimate recoverability from future income, including investment income, and amortized to expense over the period in which the related premiums are earned.

  Federal income taxes

    Deferred federal income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Intangibles

    Intangibles primarily consist of the excess of cost over fair market value of net tangible assets of an acquired business. Intangible assets, including noncompete agreements, are amortized on a straight-line basis over periods ranging from 5 to 15 years. Accumulated amortization totaled $6,580,000 and $3,655,000 at December 31, 1999 and 1998, respectively.

    The carrying value of intangibles is periodically reviewed to determine if any impairment has occurred. The Company measures the potential impairment of recorded goodwill based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period.

  Stock-based compensation

    The Company records compensation expense for stock options only if the market price of the Company's stock, on the date of grant, exceeds the amount an individual must pay to acquire the stock.

  Net income per share

    Net income per share is calculated by dividing net income per share by the weighted-average number of common shares outstanding. The weighted-average common shares used for determining basic income per common share were 6,599,500 for the year ended December 31, 1999. The effect of dilutive stock options added 280,000 shares for the year ended December 31, 1999 for the computation of diluted income per common share. Earnings per share are computed on a pro forma basis assuming the conversion took place on January 1, 1999 (Note 3).

  Accumulated other comprehensive income

    Accumulated other comprehensive income consists solely of unrealized gains or losses on the Company's available for sale securities. Realized investment (losses) gains on securities held as of the beginning of the year totaling ($20,203), $31,012, and $32,214 in 1999, 1998, and 1997, respectively, had unrealized appreciation of $30,904, $56,570, and $43,949 at the beginning of 1999, 1998 and 1997, respectively.

  Use of estimates

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

3. Conversion

    On June 24, 1998, the Board of Directors approved a plan of conversion for changing the corporate form of MEEMIC from the mutual form to the stock form. Under the plan, eligible policyholders, officers and directors had the opportunity to acquire stock in the Company, which would acquire all of the newly issued stock of MEEMIC upon conversion. Prior to the conversion, the Company did not engage in any significant operations and did not have assets or liabilities. On September 2, 1998, The Michigan Insurance Bureau concluded that MEEMIC's plan of conversion complied with applicable laws and approved such plan. On April 20, 1999, the Securities and Exchange Commission declared effective the registration statement on Form S-1 filed by the Company. MEEMIC has also received a tax opinion regarding the tax treatment of the conversion as a tax-free reorganization.

    At a special policyholder meeting held on May 25, 1999, MEEMIC's plan of conversion was approved by policyholder vote. On July 1, 1999 MEEMIC converted to a stock insurance company and became a wholly-owned subsidiary of the Company. Net proceeds of the initial public offering of the Company were $42,973,000, before offering costs of $700,000 and a donation to the MEEMIC Foundation of $500,000. MEEMIC policyholders subscribed for 1,533,983 shares of common stock in the Company. Also pursuant to the plan of conversion, Professionals Group, Inc. converted a $21.5 million surplus note (plus accrued interest) of MEEMIC owned by ProNational Insurance Company ("ProNational"), a wholly-owned subsidiary of Professional Group into 2,302,209 shares of the Company; and, Professionals Group, Inc. fulfilled its obligations as standby purchaser by purchasing an additional 2,763,308 shares in the subscription offering. As a result, Professionals Group owns approximately 77% of the issued and outstanding shares of the Company. Since July 2, 1999, the Company has been trading on the Nasdaq National Market under the symbol "MEMH".

    On September 22, 1997, MEEMIC acquired the operations of its exclusive sales agency. The unaudited pro forma results of operations for the year ended December 31, 1997, of the sales agency as if the acquisition had occurred on January 1, 1997 would have been $76.6 million in total revenues and other income and $6.2 million in net income. This pro forma information does not purport to be indicative of what results would have been had the acquisition been made as of that date or of results which may occur in the future.

    As contemplated in the conversion plan, the amount payable relating to the agency acquisition was substantially repaid. At the request of certain former Agency shareholders, management approved an acceleration of individual amounts due to them related to the agency acquisition. The settlement of this early extinguishment of debt resulted in an extraordinary gain of $1,524,000 and $214,000, net of $785,000 and $110,000 of federal income taxes for 1999 and 1998, respectively.

4. Investments

    A summary of amortized cost, gross unrealized gains and losses and estimated fair value of investments in securities as of December 31, 1999 and 1998, follows:

	1999
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$18,047	$2	$657	$17,392
Debt securities issued by states of the United States and political subdivisions of the states	76,959	386	1,183	76,162
Corporate debt securities	22,591	32	808	21,815
Mortgage-backed securities:
Government	28,796	27	537	28,286
Other	3,025		5	3,020
Other asset-backed securities	6,024	3	11	6,016
Redeemable preferred stocks	4,670	38	46	4,662

Total	$160,112	$488	$3,247	$157,353

	1998
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$18,708	$288	$15	$18,981
Debt securities issued by states of the United States and political subdivisions of the states	47,520	1,430	42	48,908
Corporate debt securities	19,233	489	8	19,714
Mortgage-backed securities:
Government	23,917	385	3	24,299
Other	4,012	134		4,146
Other asset-backed securities	4,983	57		5,040
Redeemable preferred stocks	1,823	88	2	1,909

Total	$120,196	$2,871	$70	$122,997

    The amortized cost and estimated fair value of fixed maturities at December 31, 1999, by contractual maturity, are shown below. Expected maturities on certain corporate and mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Estimated fair value
	(In thousands)
Due in one year or less	$9,791	$9,814
Due after one year through five years	41,066	40,894
Due after five years through ten years	35,735	34,511
Due after ten years	31,005	30,150

	117,597	115,369
Mortgage-backed securities:
Government	28,796	28,286
Other	3,025	3,020
Other asset-backed securities	6,024	6,016
Redeemable preferred stocks	4,670	4,662

Total	$160,112	$157,353

    In 1999, 1998 and 1997, the Company did not have any significant voluntary sales of fixed maturity securities. A summary of the sources of net investment income follows:

	Years ended December 31,
	1999	1998	1997
	(In thousands)
Fixed maturities	$7,525	$6,622	$5,795
Short-term investments and cash	913	581	976
Other investment assets	166	127	195

Total investment income	8,604	7,330	6,966
Less investment expenses	319	372	289

Net investment income	$8,285	$6,958	$6,677

    (Decreases) increases in net unrealized gains of fixed maturities were $(5,560,000), $873,000, and $986,000 at December 31, 1999, 1998 and 1997, respectively.

    At December 31, 1999, U. S. Treasury notes and certificates of deposit with a carrying value of $1,960,000 were on deposit with regulatory authorities, as required by law.

MEEMIC Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Fair Value of Financial Instruments

    SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In situations where quoted market prices are not available, fair values are to be based on estimates using present value or other valuation techniques. SFAS No. 107 excludes certain insurance-related assets and liabilities and all nonfinancial instruments from its disclosure requirements.

    Due to the short-term nature of other financial instruments such as cash, the premiums due from policyholders, amounts due from reinsurers and accrued investment income, the fair value of these items approximate their carrying value. Additionally, the carrying value approximates fair value of the payable related to acquisition due to the accelerated payment option available to the Company and the interest rate on the surplus note approximates current rates available to the Company.

6. Related Party Transactions

    Professionals Group provided MEEMIC with information system services and certain consulting services under a Management Services Agreement. Fees for such services were $1,066,000 for 1999, $2,073,000 for 1998 and $1,005,000 for 1997 and were included in other underwriting expenses. The Management Services Agreement was terminated effective July 1, 1999. As of July 1, 1999 MEEMIC entered into an Expense Allocation Agreement with ProNational covering indirect expenses and salaries of key company personnel. Expenses related to this agreement were $304,000 for 1999. Also effective July 1, 1999, MEEMIC canceled its quota share reinsurance contract with ProNational (Note 7).

7. Reinsurance

    In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts receivable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse the Company for their proportionate share of losses, they do not discharge the primary liability of the Company. The Company remains liable for the ceded amount of reserves for unpaid losses and loss adjustment expenses and unearned premiums in the event the assuming insurance organizations are unable to meet their contractual obligations.

    The Company has various excess of loss and quota share reinsurance agreements. As of December 31, 1999, the Company's maximum current net retention, subject to certain adjustments of risk on any single coverage per claim after reinsurance is $150,000.

    The Company continually reviews its reinsurers, considering a number of factors, the most critical of which is their financial stability. Based on these reviews, the Company evaluates its position with reinsurers with respect to existing and future reinsurance. At December 31, 1999, amounts due from reinsurers were as follows:

Amounts due from reinsurers
(In thousands)
Michigan Catastrophic Claims Association	$31,280
American Reinsurance Company	6,344
Continental Casualty Company	2,700
Other	134

40,458
ProNational Insurance Company, related party	10,886

$51,344

    The Michigan Catastrophic Claims Association ("MCCA") is an unincorporated nonprofit association created by Michigan law to provide unlimited coverage in excess of $250,000 per occurrence for personal injury losses. Every insurer engaged in writing personal protection insurance coverage in Michigan is required to be a member of the MCCA and the MCCA acts in the same manner as a reinsurer covering any personal injury losses incurred by the company in excess of $250,000. Member companies of the MCCA are charged an annual assessment, based on the number of vehicles for which coverage is written, to cover losses reported by all member companies. Accordingly, there is no direct relationship between the annual premiums and losses ceded to MCCA.

    Amounts due from reinsurers consisted of amounts related to:

	December 31,
	1999	1998
	(In thousands)
Paid losses and loss adjustment expenses	$1,898	$5,927
Unpaid losses and loss adjustment expense	49,446	53,333

Amounts recoverable from reinsurers	51,344	59,260
Premiums ceded payable	(5,552)	(4,465)
Premiums ceded payable, related party	—	(7,553)

	$45,792	$47,242

Premiums earned and losses and loss adjustment expenses are net of the following reinsurance ceded amounts:

	Years ended December 31,
	1999	1998	1997
	(In thousands)
Premiums earned	$26,768	$47,068	$37,940
Losses and loss adjustment expenses incurred	16,723	30,278	22,741

    Effective July 1, 1997, the Company entered into a coinsurance treaty with ProNational to cede 40% of its net retained premiums on a quota share basis. The coinsurance treaty was terminated July 1, 1999. Ceding commissions were $7,227,000 in 1999, $12,995,000 in 1998 and $6,577,000 in 1997. A summary of reinsurance amounts, which are included above, that were ceded to ProNational follows:

	1999	1998	1997
	(In thousands)
Premiums earned	$22,513	$42,694	$20,115
Losses and loss adjustment expenses incurred	15,072	25,299	12,578

8. Federal Income Taxes

    Income tax expense is computed under the liability method, whereby deferred income taxes reflect the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and those for income tax purposes.

    The provision for federal income taxes consists of the following:

	Years ended December 31,
	1999	1998	1997
	(In thousands)
Current	$4,940	$4,459	$3,000
Deferred	591	(897)	(328)

	$5,531	$3,562	$2,672

The significant components of federal income tax expense are as follows:

	Years ended December 31,
	1999	1998	1997
	(In thousands)
Continuing operations	$5,531	$3,562	$2,672
Extraordinary items	785	(156)	—
Shareholders' equity	(1,890)	297	335

	$4,426	$3,703	$3,007

    Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34% (35% for 1999) to income or loss before federal income taxes. For the years ended

December 31, 1999, 1998 and 1997, the reasons for these differences, and the tax effects thereof, are as follows:

	Years ended December 31,
	1999	1998	1997
	(In thousands)
Expected tax expense	$6,039	$4,158	$3,163
Dividends received deduction	(40)	(30)	(35)
Tax-exempt interest	(821)	(688)	(597)
Other, net	353	122	141

Actual tax expense	$5,531	$3,562	$2,672

    The tax effects of temporary differences that give rise to deferred income tax assets and deferred federal income tax liabilities follow:

	Years ended December 31,
	1999	1998
	(In thousands)
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$1,383	$1,358
Unearned premium reserves	2,322	2,148
Accruals for fringe benefits	770	713
Advanced premiums	122	114
Unrealized losses on investments	938	—
Other, net	119	112

Total deferred federal income tax assets	5,654	4,445

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	925	95
Unrealized gains on investments	—	952
Salvage and subrogation recoverable	31	25
Other, net	61	35

Total deferred federal income tax liabilities	1,017	1,107

Net deferred federal income taxes	$4,637	$3,338

MEEMIC Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Property and Equipment

    At December 31, 1999 and 1998, property and equipment consisted of the following:

	Years ended December 31,
	1999	1998
	(In thousands)
Data processing equipment, including software	$3,637	$2,433
Furniture, fixtures and equipment	2,444	2,341

	6,081	4,774
Accumulated depreciation	(2,896)	(2,625)

Total property and equipment	$3,185	$2,149

10. Deferred Policy Acquisition Costs

    Changes in deferred policy acquisition costs are summarized as follows:

	Years ended December 31,
	1999	1998	1997
	(In thousands)
Net asset balance, beginning of year	$278	$1,604	$1,981

Amounts deferred:
Commissions to agents	14,841	13,611	12,703
Ceding commission income	(7,227)	(13,028)	(8,615)

Net amounts deferred	7,614	583	4,088
Net amortization	(5,172)	(1,909)	(4,465)

Net asset balance, end of year	$2,720	$278	$1,604

11. Loss and Loss Adjustment Expense Reserves

    Activity in loss and loss adjustment expense reserves is summarized as follows:

	Years ended December 31
	1999	1998	1997
	(In thousands)
Balance, beginning of year	$92,298	$84,921	$80,353
Less reinsurance balance recoverable	53,333	46,905	44,657

Net balance, beginning of year	38,965	38,016	35,696
Incurred related to:
Current year	69,822	47,074	54,054
Prior years	(6,964)	(3,622)	(6,752)

Total incurred	62,858	43,452	47,302
Paid related to:
Current year	42,376	31,009	30,176
Prior years	12,884	11,494	14,806

Total paid	55,260	42,503	44,982

Net balance, end of year	46,563	38,965	38,016
Plus reinsurance balances recoverable	49,446	53,333	46,905

Balance, end of year	$96,009	$92,298	$84,921

    As a result of recent favorable development in estimates of prior years' reserves on auto liability business, the provision for losses and loss adjustment expenses in 1999, 1998 and 1997 decreased by $6,964,000, $3,622,000, and $6,752,000, respectively. Management believes 1994 legislative tort reform in the State of Michigan produced better than expected loss experience and resulted in reductions in prior years' loss reserves in 1999 and 1998. The 1994 legislation became effective in 1996 and the effects were uncertain at that time. As time has passed, the data and effects of that reform have stabilized and management has reduced reserves related to prior accident years accordingly.

12. Surplus Note

    As discussed in Note 3, on July 1, 1999, ProNational exchanged its $21.5 million surplus note and accrued but unpaid interest of $1,522,000 for shares of common stock of the Company.

    ProNational purchased the $21,500,000 surplus note from the Company on April 7, 1997. Interest was payable annually at a rate of 8.5%. Repayment of any principal or interest was subject to written authorization by the Commissioner of Insurance of the State of Michigan and approval by the Company's Board of Directors. At December 31, 1998, this note had an outstanding balance of $21,500,000 with accrued interest of $1,827,500. On May 26, 1998, the accrued interest for 1997 of $1,342,000 was paid to ProNational following the State and Board's approval.

13. Employee Benefit Plans

    The Company has a qualified defined contribution 401(k) plan which covers substantially all of its employees. The Company matches 50% of employees' contributions up to a maximum rate of 2.5% of eligible compensation. In addition, the Company is required to make an elective contribution on behalf of each participant in an amount determined annually by the Company's Board of Directors. However, such elective contribution for a year may, at the discretion of the Company, be omitted in a year in which a net loss is experienced. The charge to income under this plan was $609,000, $505,000, and $477,000 for 1999, 1998 and 1997, respectively.

    The Company also has a qualified defined contribution money purchase plan, covering substantially all employees, in which the Company is required to make a contribution on behalf of each participant in an amount equal to 3 percent of eligible compensation. The charge to income under this plan was $209,000, in 1999, $172,000 in 1998, and $170,000 in 1997.

    The Company has a short-term incentive plan covering all full time permanent employees hired before March 1 for each plan year. Incentive payouts are based on achievement of corporate goals and are calculated as a percentage of base compensation. The charge to income under this plan was approximately $575,000 in 1999 and $500,000 in both 1998 and 1997, respectively.

14. Stock Options and Awards

    In October 1998, the Company's Board of Directors and sole shareholder adopted a stock compensation plan to provide performance-based compensation to officers, directors and employees of the Company and MEEMIC. Pursuant to the stock compensation plan, 300,000 shares were reserved for future issuance by the Company upon exercise of stock options. If awards should expire, become unexercisable or be forfeited for any reason without having been exercised or without becoming fully vested in full, the shares of common stock subject to such awards would be available for the grant of additional awards under the stock compensation plan.

    The stock compensation plan is administered by the compensation committee of the board of directors. On the effective date of the conversion, July 1, 1999, 280,000 options were granted at fair value, the subscription price of the Company's common stock, on the date of grant. These options vest and become exercisable in equal installments over a five year period beginning July 1, 2000, and expire on July 1, 2009. No charge to operations was recorded with respect to authorization, grant or exercise of options. Proceeds received upon exercise would be credited to shareholders' equity.

    Option information regarding the stock compensation plan for the year ending December 31, 1999 follows:

	Shares	Weighted average exercise price
Outstanding at beginning of year	—	$—
Granted	280,000	10
Exercised	—	—
Canceled	—	—

Outstanding at end of year	280,000	$10

Options exercisable at end of year	—

Weighted average fair-value of options granted during the year		$5.14

    Options outstanding as of December 31, 1999 under the stock compensation plan consisted of the following:

Options Outstanding				Options Exercisable
Range of exercise prices	Number	Weighted average remaining contractual life	Weighted average exercise price	Number	Weighted average exercise price
$10	280,000	4.5 years	$10	—	—

Options available for grant at end of year	20,000

    The Company applies APB Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these stock option plans. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income (in thousands) and net income per common share—assuming dilution would have been reduced to the pro forma amounts below:

1999
(In thousands)
Net income:
As reported	$13,335
Pro forma	12,394
Net income per common share—assuming dilution:
As reported	$1.94
Pro forma	$1.80

    The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999: dividend yield of 0%; expected volatility of 51.2%; risk-free interest rate of 5.84%; and expected life of 5 years for the stock compensation plan. The pro forma effect on net income for 1999 is not representative of the pro forma effect on net income for future years because additional stock option awards could be made in future years.

15. Lease Agreements

    The Company is obligated under an operating lease for office space.

    At December 31, 1999, future minimum lease payments are as follows:

2000	$778,000
2001	778,000
2002	778,000
2003	778,000
2004 and thereafter	2,224,000

$5,336,000

    The base rate will increase annually at the start of each new lease year by the percentage increase in the CPI-U (Common Price Index for all urban consumers).

    Rental expense was $1,258,000, $1,146,000, and $981,000 in 1999, 1998 and 1997, respectively.

16. Statutory Insurance Accounting Practices

    MEEMIC Insurance Company is required to file financial statements prepared in accordance with statutory insurance accounting practices ("SAP") prescribed or permitted by the Michigan Insurance Bureau. The Company does not utilize any permitted accounting practices.

    Accounting practices used to prepare statutory-basis financial statements differ in some respects from GAAP. A reconciliation of statutory capital and surplus at December 31, 1999 and 1998, and statutory net income for the years ended December 31, 1999, 1998 and 1997, of MEEMIC Insurance

Company (as filed with the Michigan Insurance Bureau), to the amounts shown in the accompanying financial statements follows:

	Year ended December 31,
	1999	1998
	(In thousands)
Statutory capital and surplus	$74,611	$40,373
Net unrealized (depreciation) appreciation on securities available for sale	(2,759)	2,801
Deferred policy acquisition costs capitalized for GAAP	2,720	278
Deferred federal income taxes recorded for GAAP	4,637	3,338
Assets nonadmitted for SAP	10,133	26,934
Common stock issued	3,500	—
Accumulated intercompany dividends	34,615	—
Accumulated deficit attributable to MEEMIC Holdings, Inc.	(272)	—
Surplus note	—	(21,500)

Total shareholders' equity per accompanying consolidated balance sheets	$127,185	$52,224

	Years ended December 31,
	1999	1998	1997
	(In thousands)
Statutory net income	$8,732	$6,067	$6,315
Deferred federal income tax expense recorded for GAAP	(591)	897	328
Deferred policy acquisition costs capitalized for GAAP	2,442	(1,326)	(377)
Net income attributable to non-insurance subsidiary	3,024	2,728	362
Net loss attributable to MEEMIC Holdings, Inc.	(272)	—	—
Other	—	—	1

Net income per accompanying consolidated statements of income	$13,335	$8,366	$6,629

17. Contingencies

    The Company participates in the Property and Casualty Guarantee Association ("Association") of the State of Michigan which protects policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the Association is authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar year. Assessments to date are not significant; however, the ultimate liability for future assessments is not known. Accordingly, the Company is unable to predict whether such future assessments will materially affect the financial condition of the Company.

18. Shareholders' Equity

    Approximately $219 million of consolidated assets represents assets of the Company's insurance operations that may not be transferred to the Company in the form of dividends, loans or advances without prior regulatory approval. The amount of dividends that the Company's insurance subsidiary can pay to the Company in any 12-month period is limited to the greater of statutory net income for the preceding year, excluding realized gains (losses) on sales of investments, or 10% of policyholders' surplus as of the preceding year end. As of December 31, 1999, amounts available for payment of dividends in year 2000 without prior regulatory approval of the Bureau is approximately $8.7 million.

19. Revenue Information

    The Company operates as a single segment offering two insurance products—homeowners and personal automobile. Revenue is from unaffiliated customers. Net premiums written and net premiums earned from each of these products is as follows:

	Year ended December 31,
	1999	1998	1997
	(In thousands)
Net premiums written:
Homeowners	$12,811	$9,766	$7,878
Personal automobile	109,553	103,492	98,471

Total	$122,364	$113,258	$106,349

Net premiums earned:
Homeowner	$8,460	$4,744	$5,130
Personal automobile	84,574	59,296	62,700

Total	$93,034	$64,040	$67,830

20. Concentration and Credit Risk

    Premiums written through the Company's sales agency approximated 90% of direct written premiums in each of the years 1999, 1998 and 1997. Additionally, in each of these years, the top ten agents produced, in aggregate, approximately 35% of direct written premiums.

    All premiums are directly billed to policyholders, and premiums due are secured by the related unearned premiums. When insureds fail to pay their premiums, coverage is canceled. Premiums are collected in advance of being earned. Subsequent scheduled payments are monitored to prevent the Company from providing coverage beyond the date for which payment has been received. In the opinion of management, the amounts carried on the accompanying consolidated balance sheets are collectible.

21. Quarterly Financial Data (Unaudited)

    The unaudited operating results by quarter for 1999 and 1998 are summarized below:

	Total Revenues and Other Income	Income Before Income Taxes, Minority Interest & Extraordinary Item	Net Income	Net Income Per Common Share- Assuming Dilution
	(In thousands, except share data)
1999:
1st Quarter	$18,892	$1,939		$1,064.15
2nd Quarter	19,168	2,647		2,113.31
3rd Quarter	32,226	5,162		5,026.73
4th Quarter	32,890	7,593		5,132.75

Year	$103,176	$17,341		$13,335

1998:
1st Quarter	$17,722	$2,397		$1,717
2nd Quarter	18,206	2,168		1,668
3rd Quarter	18,682	1,693		1,457
4th Quarter	18,530	5,973		3,524

Year	$73,140	$12,231		$8,366

    Earnings per share are computed on a pro forma basis assuming the conversion took place on January 1, 1999 (Note 3).

Report of Independent Accountants

To the Board of Directors of
MEEMIC Holdings, Inc:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MEEMIC Holdings, Inc. and Subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 of this Form 10-K, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Grand Rapids, Michigan
February 4, 2000

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MEEMIC HOLDINGS, INC. (PARENT COMPANY)

CONDENSED BALANCE SHEET

December 31, 1999

(In thousands, except share data)

Assets
Investment in subsidiaries:
MEEMIC Insurance Company	$61,795
MEEMIC Insurance Services Corporation	28,615

Total investments	90,410
Cash	9,115
Federal income taxes recoverable	140

Total assets	$99,665

Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities, related party	$28

Total liabilities	28
Shareholders' equity:
Common stock, no par value; 10,000,000 shares authorized; 6,599,500 shares issued and outstanding	65,295
Retained earnings	34,342

Total shareholders' equity	99,637

Total liabilities and shareholders' equity	$99,665

    These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of MEEMIC Holdings, Inc. and subsidiaries.

See accompanying notes to the condensed financial information of registrant.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

MEEMIC HOLDINGS, INC. (PARENT COMPANY)

CONDENSED STATEMENT OF OPERATIONS

Year Ended December 31, 1999

(In thousands)

Revenues and other income:
Net investment income	$87
Dividend income from subsidiary	6,000

Total revenues and other income	6,087

Expenses:
Contribution to MEEMIC Foundation	500

Total expenses	500

Income before federal income taxes and equity in undistributed income of subsidiaries	5,587
Federal income tax credit	(140)

Income before equity in undistributed income of subsidiaries	5,727
Equity in undistributed income of subsidiaries	7,608

Net income	$13,335

    These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of MEEMIC Holdings, Inc. and subsidiaries.

See accompanying notes to the condensed financial information of registrant.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

MEEMIC HOLDINGS, INC. (PARENT COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 1999

(In thousands)

Cash flows from operating activities:
Net income	$13,335
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(7,608)
Increase in accrued expenses and other liabilities, related party	28
Increase in federal income taxes recoverable	(140)

Net cash provided by operating activities	5,615

Cash flows from investing activities:
Purchases of securities available for sale	(38,773)

Net cash used in investing activities	(38,773)

Cash flows from financing activities:
Proceeds from initial public offering	42,973
Initial public offering costs	(700)

Net cash provided by financing activities	42,273

Net increase in cash	9,115
Cash, beginning of year	—

Cash, end of year	$9,115

Supplemental disclosure of noncash investing activities:
Dividend received—MEEMIC Insurance Services Corp.	$28,615

Supplemental disclosure of noncash financing activities:
Conversion of surplus note and accrued interest into MEEMIC Holdings, Inc. stock	$23,022

    These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of MEEMIC Holdings, Inc. and subsidiaries.

See accompanying notes to the condensed financial information of registrant.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

MEEMIC HOLDINGS, INC. (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Year Ended December 31, 1999

(1) DESCRIPTION OF BUSINESS

    MEEMIC Holdings, Inc. (Holdings) is an insurance holding company incorporated under Michigan law on October 21, 1998. From October 21, 1998 (date of inception) through June 30, 1999 Holdings was inactive, until July 1, 1999 when MEEMIC Insurance Company completed its conversion to a stock company and became a wholly-owned subsidiary of Holdings. Accordingly, condensed financial information for Holdings is only being presented for the year ended December 31, 1999.

    Holdings owns all of the issued and outstanding common stock of the following entities:

    MEEMIC Insurance Company (formerly "Michigan Educational Employees Mutual Insurance Company") (MEEMIC)—a stock insurance company incorporated under Michigan law on August 10, 1949.

    MEEMIC Insurance Services Corporation (MEIA Agency)—a business corporation incorporated under Michigan law on May 16, 1997, that represents over 90 insurance sales representatives, which is the exclusive distributor of our products. Although 90% of MEIA Agency's business is MEEMIC, the agency represents and receives sales commissions from other insurance carriers who do business in Michigan. On December 30, 1999 upon approval from the Michigan Insurance Bureau, MEEMIC paid a dividend consisting of MEIA Agency to Holdings. This dividend rearranged the organizational structure of Holdings, such that MEEMIC and MEIA Agency are sister corporations as opposed to a parent/subsidiary relationship and MEIA Agency is a wholly-owned subsidiary of Holdings.

(2) FEDERAL INCOME TAXES

    Under terms of Holding's tax sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information called for by this item with respect to the directors of Holdings will be reported in Holdings' Proxy Statement for its 2000 Annual Meeting of Shareholders under the captions "Election of Directors" and"Section 16(a) Beneficial Ownership Reporting Compliance." Such information is herein incorporated by reference.

Item 11. Executive Compensation

    The information called for by this item with respect to executive compensation of Holdings will be reported in Holdings' Proxy Statement for its 2000 Annual Meeting of Shareholders under the captions "Executive Compensation," (excluding the report of the Compensation Committee and the information under "Stock Performance Graph") and "Election of Directors—Director Compensation" and such information is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information called for by this item with respect to the security ownership of certain beneficial owners and management of Holdings, Inc. will be reported in Holdings' Proxy Statement for its 2000 Annual Meeting of Shareholders under the caption "Voting Securities and Principal Holders." Such information is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions

    The information called for by this item with respect to certain relationships and related transactions of Holdings will be reported in Holdings' Proxy Statement for its 2000 Annual Meeting of Shareholders under the caption "Related Party Transactions." Such information is herein incorporated by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Index to Financial Statements and Financial Statement Schedules

    (a)(1) and (2)

    Financial Statements:

      Consolidated balance sheets as of December 31, 1999 and 1998

      Consolidated statements of income for each of the years ended December 31, 1999, 1998 and 1997

      Consolidated statements of shareholders' equity and comprehensive income for each of the years ended December 31, 1999, 1998 and 1997

      Consolidated statements of cash flows for each of the years ended December 31, 1999, 1998 and 1997

      Notes to consolidated financial statements

    Report of independent accountants

    Financial Statement Schedules:

      II.  Condensed financial information of registrant

    All other schedules for which provision is made in Regulation S-X either (i) are not required under the related instructions or are inapplicable and, therefore, have been omitted, or (ii) the information required is included in the consolidated financial statements or the notes thereto that are a part hereof.

    (a)(3)  The exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

    (b)  Reports on Form 8-K

    No other reports were filed during the three months ended December 31, 1999.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEEMIC HOLDINGS, INC.
Date: March 24, 2000	By:	/s/ R. KEVIN CLINTON R. Kevin Clinton President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ R. KEVIN CLINTON R. Kevin Clinton	Director, President and Chief Executive Officer (Principal Executive Officer)	March 24, 2000
/s/ ANNETTE E. FLOOD Annette E. Flood	Director and Secretary	March 24, 2000
/s/ VICTOR T. ADAMO Victor T. Adamo	Director	March 24, 2000
/s/ THOMAS E. HOEG Thomas E. Hoeg	Director	March 24, 2000
/s/ LYNN M. KALINOWSKI Lynn M. Kalinowski	Director	March 24, 2000
/s/ JAMES O. WOOD James O. Wood	Director	March 24, 2000
/s/ CHRISTINE C. SCHMITT Christine C. Schmitt	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2000

EXHIBIT INDEX

    The following lists the exhibits which are filed as part of this report. Those which have been previously filed are incorporated by reference to such previous filing as indicated below.

Exhibit Number	Exhibit Description
2.1	Plan of Conversion dated June 24, 1998. (2)
2.2	Standby Purchase and Option Agreement dated November 13, 1998. (2)
3.1	Articles of Incorporation. (2)
3.2	Bylaws. (1)
10.1	Agreement between MEEMIC, Professionals Insurance Company Management Group and PICOM Insurance Company dated February 7, 1997. (2)
10.2	Surplus Note of MEEMIC dated April 7, 1997. (2)
10.3
Management Services Agreement between MEEMIC, Professionals Insurance Company Management Group dated April 7, 1997, along with First Amendment to the Management Services Agreement dated October 15, 1997. (2)
10.4	Quota Share Reinsurance Contract between MEEMIC and PICOM Insurance Company effective July 1, 1997. (2)
10.5	Asset Purchase Agreement between MEEMIC Insurance Services Corporation, Michigan Educators Insurance Agency, Inc. and Michigan Educators Life Insurance Agency, Inc. dated September 22, 1997. (2)
10.6	Inter-Creditor Agreement between MEEMIC Insurance Services Corporation, MEEMIC and Professionals Insurance Company Management Group dated September 22, 1997. (2)
10.7	Agreement of Guaranty between MEEMIC, Michigan Educators Insurance Agency, Inc. and Michigan Educators Life Insurance Agency, Inc. dated September 22, 1997. (2)
*10.8	MEEMIC Amended and Restated Incentive Plan dated as of December 31, 1997. (2)
*10.9	MEEMIC Holdings, Inc. Stock Compensation Plan dated October 21, 1998. (2)
*10.10	Severance/Benefits Agreement with Lynn M. Kalinowski dated August 10, 1993. (2)
10.11	Escrow Agreement, by and among MEEMIC, MEEMIC Holdings, Inc., ChaseMellon Shareholder Services, L.L.C. and The Chase Manhattan Bank, N.A., dated April 16, 1999. (2)
10.12	Expense Allocation Agreement between MEEMIC and ProNational Insurance Company dated July 1, 1999. (1)
*10.13	Form of Stock Option Agreement under the MEEMIC Holdings, Inc. Stock Compensation Plan. (1)
21.1	Subsidiaries of Registrant (1)
23.1	Consent of PricewaterhouseCoopers LLP (1)
27.1	Financial Data Schedule (1)

*
Current management contracts or compensatory plans or arrangements.

(1)
Filed herewith.

(2)
Form S-1, No. 333-66671.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
PART II
Report of Independent Accountants
PART III
PART IV
SIGNATURES
EXHIBIT INDEX