Form 10-Q
period 2000-03-31
MEEMIC HOLDINGS INC
filed 2000-05-12
CIK 1072815

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

    The number of shares outstanding of the registrant's common stock, no par value per share, as of May 9, 2000 was 6,599,500.

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets at March 31, 2000 (Unaudited) and December 31, 1999	3
		Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2000 and 1999 (Unaudited)	4
		Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2000 and 1999 (Unaudited)	5
		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999 (Unaudited)	6
		Notes to Condensed Consolidated Financial Statements (Unaudited)	7-9
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
PART II.	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	14
	Signatures		15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MEEMIC Holdings, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2000 (Unaudited)	December 31, 1999
	(In thousands, except share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $159,847 and $160,112 in 2000 and 1999, respectively)	$156,942	$157,353
Short-term investments, at cost, which approximates fair value	6,948	—
Real estate, at cost	2,300	2,300

Total investments	166,190	159,653
Cash	7,282	8,779
Premiums due from policyholders	5,137	4,754
Amounts recoverable from reinsurers	41,660	40,458
Amounts recoverable from reinsurers, related party	9,822	10,886
Accrued investment income	2,136	2,226
Deferred federal income taxes	5,131	4,637
Property and equipment, at cost, net of accumulated depreciation	3,238	3,185
Deferred policy acquisition costs	1,859	2,720
Intangible assets, net of amortization	35,613	36,344
Other assets	892	1,007

Total assets	$278,960	$274,649

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$98,455	$96,009
Unearned premiums	33,473	34,148
Payable related to acquisition	1,066	1,066
Accrued expenses and other liabilities	9,993	9,293
Accrued expenses and other liabilities, related party	170	227
Premiums ceded payable	4,860	5,552
Federal income taxes payable	1,338	1,169

Total liabilities	149,355	147,464

Shareholders' equity:
Common stock, no par value; 10,000,000 shares authorized; 6,599,500 shares issued and outstanding in 2000 and 1999	65,295	65,295
Retained earnings	66,198	63,711
Accumulated other comprehensive loss: Net unrealized depreciation on investments, net of deferred federal income taxes of $1,017 and $938 in 2000 and 1999, respectively	(1,888)	(1,821)

Total shareholders' equity	129,605	127,185

Total liabilities and shareholders' equity	$278,960	$274,649

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2000 and 1999 (Unaudited)

	2000	1999
	(In thousands, except share data)
Revenues and other income:
Premiums written	$29,982	$28,174
Premiums ceded, related party	—	(11,161)
Premiums ceded, other	(2,054)	(995)

Net premiums written	27,928	16,018
Decrease in unearned premiums, net of prepaid reinsurance premiums	675	719

Net premiums earned	28,603	16,737
Net investment income	2,478	1,762
Net realized investment (losses) gains on fixed maturities	(15)	17
Other income	377	376

Total revenues and other income	31,443	18,892

Expenses:
Loss and loss adjustment expenses incurred, net	20,103	12,427
Policy acquisition and other underwriting expenses:
Policy acquisition and underwriting expenses	6,732	6,167
Ceding commissions, related party	—	(3,348)
Management fees, related party	131	518

	6,863	3,337
Interest expense, related party	—	451
Amortization expense	731	731
Other expenses	19	7

Total expenses	27,716	16,953

Income from operations before federal income taxes and extraordinary item	3,727	1,939
Federal income taxes	1,240	805

Income before extraordinary item	2,487	1,134
Extraordinary item:
Early extinguishment of debt	—	(70)

Net income	$2,487	$1,064

Earnings per common share—basic
Income before extraordinary item per common share—basic	0.38
Income per share attributable to extraordinary item—basic	—

Net income per common share—basic	$0.38

Earnings per common share—assuming dilution
Income before extraordinary item per common share—assuming dilution	0.36
Income per share attributable to extraordinary item—assuming dilution	—

Net income per common share—assuming dilution	$0.36

Weighted average shares outstanding—basic	6,599,500

Weighted average shares outstanding—assuming dilution	6,879,500

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2000 and 1999 (Unaudited)

	2000	1999
	(In thousands)
Comprehensive income:
Net income	$2,487	$1,064
Net unrealized depreciation on investments, net of reclassification adjustment and net of deferred federal income tax of $79 in 2000 and $260 in 1999	(67)	(504)

Comprehensive income	$2,420	$560

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2000 and 1999 (Unaudited)

	2000	1999
	(In thousands)
Cash flows from operating activities:
Net income	$2,487	$1,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,058	939
Realized losses (gains) on investments	15	(17)
Net accretion of discount on investments	17	23
Deferred federal income taxes	(415)	256
Extraordinary loss on early extinguishment of debt	—	70
Changes in assets and liabilities:
Premiums due from policyholders	(383)	(1,015)
Amounts due from reinsurers	(830)	(2,576)
Accrued investment income	90	53
Deferred policy acquisition costs	861	(7)
Other assets	115	(56)
Loss and loss adjustment expense reserves	2,446	836
Unearned premiums	(675)	(719)
Accrued expenses and other liabilities	643	1,160
Federal income taxes payable	169	100

Net cash provided by operating activities	5,598	111

Cash flows from investing activities:
Purchases of short-term investments	(6,948)	—
Proceeds from maturity of securities available for sale	4,087	2,691
Purchases of securities available for sale	(3,854)	(1,012)
Proceeds from sales of property and equipment	1	—
Purchases of property and equipment	(381)	(486)

Net cash (used in) provided by investing activities	(7,095)	1,193

Cash flows from financing activities:
Payment on payable related to acquisition	—	(250)

Net cash used in financing activities	—	(250)

Net (decrease) increase in cash	(1,497)	1,054
Cash, beginning of year	8,779	3,978

Cash, end of period	$7,282	$5,032

Supplemental disclosure of cash flow information:
Federal income taxes paid	$1,487	$300

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.
and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Description of Business

    MEEMIC Holdings, Inc. and subsidiaries (the "Company") is an insurance holding company incorporated under Michigan law in October 1998. The Company owns all of the issued and outstanding common stock of MEEMIC Insurance Services Corp. and MEEMIC Insurance Company, a stock insurance company incorporated under Michigan law. MEEMIC Insurance Company ("MEEMIC") (formerly "Michigan Educational Employees Mutual Company") is a property and casualty insurance company that operates as a single segment writing private passenger automobile, homeowner, boat and umbrella insurance products for educational employees and their immediate families exclusively in the State of Michigan. MEEMIC sells its insurance contracts through its sister company, MEEMIC Insurance Services Corp., d/b/a MEIA Insurance Agency, which is the exclusive distributor of the Company's products.

(2) Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles ("GAAP") for Form 10-Q and Rule 10-01 of Regulation S-X financial information. Accordingly, they have not been audited and they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions have been eliminated in consolidation.

    In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

(3) Conversion

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

    At a special policyholder meeting held on May 25, 1999, MEEMIC's plan of conversion was approved by policyholder vote. On July 1, 1999 MEEMIC converted to a stock insurance company and became a wholly-owned subsidiary of the Company. Net proceeds of the initial public offering of the Company were $42,973,000, before offering costs of $700,000 and a donation to the MEEMIC Foundation of $500,000. MEEMIC policyholders subscribed for 1,533,983 shares of common stock in the Company. Also pursuant to the plan of conversion, Professionals Group, Inc. converted a $21.5 million surplus note (plus accrued interest) of MEEMIC owned by ProNational Insurance Company ("ProNational"), a wholly-owned subsidiary of Professional Group into 2,302,209 shares of the Company; and, Professionals Group, Inc. fulfilled its obligations as standby purchaser by purchasing an additional 2,763,308 shares in the subscription offering. As a result, Professionals Group owns 77.3% of the issued and outstanding shares of the Company. Since July 2, 1999, the Company has been trading on the Nasdaq National Market under the symbol "MEMH".

    As contemplated in the conversion plan, the amount payable relating to the agency acquisition was substantially repaid. In accordance with the purchase agreement, certain former Agency shareholders elected to accelerate the individual amounts due to them related to the agency acquisition. Settlements of these early extinguishments of debt resulted in an extraordinary item reflected on the income statement.

(4) Net Income Per Share

    Net income per share is calculated by dividing net income per share by the weighted-average number of common shares outstanding. The weighted-average common shares used for determining basic income per common share were 6,599,500 for the three months ended March 31, 2000. The effect of dilutive stock options added 280,000 shares for the three months ended March 31, 2000 for the computation of diluted income per common share.

(5) Related Party Transactions

    As of July 1, 1999 MEEMIC entered into an Expense Allocation Agreement with ProNational covering indirect expenses and salaries of key company personnel. Expenses related to this agreement were $131,000 for the three months ended March 31, 2000. Prior to July 1, 1999, Professionals Group provided MEEMIC with information system services and certain consulting services under a Management Services Agreement. Fees for such services were $518,000 for the three months ended March 31, 1999. Also effective July 1, 1999, MEEMIC cancelled its quota share reinsurance contract with ProNational to cede 40 percent of its net retained premiums on a quota share basis. Ceding commissions were $3,348,000 for the three months ended March 31, 1999. Premiums earned of $11,161,000 and losses and loss adjustment expenses incurred of $8,378,000 were ceded to ProNational for the three months ended March 31, 1999.

(6) Revenue Information

    The Company operates as a single segment offering four insurance products—personal automobile, homeowners, and beginning March 1, 2000, boat and umbrella policies. Revenue is from unaffiliated customers. Direct premiums written and net premiums earned from each of these products is as follows:

	For the Three Months Ended March 31,
	2000	1999
	(Unaudited) (In thousands)
Direct premiums written:
Personal automobile	$27,221	$25,958
Homeowners	2,751	2,216
Boat	6	—
Umbrella	4	—

Total	$29,982	$28,174

Net premiums earned:
Personal automobile	$26,755	$15,369
Homeowners	1,848	1,368
Boat	—	—
Umbrella	—	—

Total	$28,603	$16,737

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this document and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. See the disclosures under "Item 1—Business—Forward-Looking Statements".

Overview

    MEEMIC provides private passenger automobile, homeowners, boat and umbrella insurance primarily to educational employees and their immediate families in the State of Michigan. MEEMIC sells its insurance contracts through over 90 sales representatives associated with the MEIA Agency, which is the exclusive distributor of MEEMIC's products. As of March 31, 2000, we had 122,355 policies in force, representing 160,917 insured vehicles, 36,571 homes, 32 boats and 19 personal umbrella policies.

Financial Condition—March 31, 2000 Compared to December 31, 1999

    Our total assets increased to $279.0 million at March 31, 2000 from $274.6 million at December 31, 1999. The majority of our assets consist of investments and cash, that in total were $173.5 million at March 31, 2000 and $168.4 million at December 31, 1999. We primarily invest in high quality bonds with the objective of providing stable income while maintaining liquidity at appropriate levels for our current and long-term requirements. The portfolio consists primarily of government bonds, municipal bonds, collateralized mortgage obligations, and investment grade corporate bonds. The modified duration of investments was 3.81 years at March 31, 2000 compared to 3.97 years at December 31, 1999. At March 31, 2000, the portfolio had an average Standard & Poor's security quality rating of AA (Excellent), and there were no securities in default concerning the timely payment of interest and principal. Our gross unrealized gains and gross unrealized losses in investments in securities were $403,000 and $3.3 million, respectively, at March 31, 2000 and $488,000 and $3.2 million, respectively, at December 31, 1999. These changes in our gross unrealized gains and losses are a result of fluctuating bond market values due to volatility of interest rates in the marketplace.

    Our recorded estimates of loss and loss adjustment expense reserves were $98.5 million at March 31, 2000 compared to $96.0 million at December 31, 1999. The $2.5 million increase in reserves at March 31, 2000 was due to general allowances for growth in the number of insured vehicles and homeowner policies in force.

    Unearned premiums were $33.5 million at March 31, 2000 and $34.1 million at December 31, 1999. The decrease in unearned premiums at March 31, 2000 compared to December 31, 1999 of 1.8% is due to the timing of renewals for the auto book of business that has a concentration of 6-month renewal dates in April and October.

    Other liabilities were $17.4 million at March 31, 2000 and $17.3 million at December 31, 1999. Within other liabilities, accrued expenses are higher and premiums ceded payable are lower at March 31, 2000 compared to December 31, 1999 due to timing differences on payments made.

    Our shareholders' equity increased $2.4 million to $129.6 million at March 31, 2000 from $127.2 million at December 31, 1999. This increase was due to net income of $2.5 million, which was offset by a decrease in other comprehensive income that consisted of unrealized losses on the investment portfolio of $67,000.

Results of Operations—Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

    Net income for the three months ended March 31, 2000 was $2.5 million compared to $1.1 million for the three months ended March 31, 1999. Overall, our income from operations before taxes and extraordinary item was $3.7 million for the three months ended March 31, 2000 compared to $1.9 million for the three months ended March 31, 1999. The primary reasons for the increase in net income and income from operations before taxes and extraordinary item for the three month period ended March 31, 2000 compared to 1999 were the termination of the quota share agreement between MEEMIC and ProNational, the repayment of the $21.5 million surplus note, and the cancellation of the management agreement with Professionals Group, all of which occurred in July 1999 in connection with the conversion. We retained approximately $11 million of premiums during the first quarter of 2000 that would have been ceded to ProNational under the now cancelled quota share agreement. Expenses relating to interest on the surplus note and the management agreement were $838,000, for the three months ended March 31, 1999 and are no longer being incurred in 2000.

    Our direct premiums written were $30.0 million for the three months ended March 31, 2000, an increase of $1.8 million, or 6.4%, compared to direct premiums written of $28.2 million for the three months ended March 31, 1999. Direct premiums written for automobile coverage were $27.2 million for the three months ended March 31, 2000, an increase of 5.0% compared to $25.9 million for the three months ended March 31, 1999. The increase in auto premiums reflects policyholder growth and an increase in the value of autos being insured. The number of insured vehicles increased 2.9% to 160,917 at March 31, 2000 from 156,359 at March 31, 1999. Our homeowners business also continued to increase. Direct premiums written for homeowners were $2.8 million for the three months ended March 31, 2000, an increase of 27.3%, compared to $2.2 million for the three months ended March 31, 1999. The increase in homeowners premiums was due to policyholder growth, a 7.6% rate increase that went into effect October 1, 1998 and an increase in the value of homes being insured. The number of homeowner policies in force increased 18.8% to 36,571 at March 31, 2000 from 30,786 at March 31, 1999. Also on March 1, 2000 we began offering boat and umbrella policies of which direct written premiums were $10,000 through March 31, 2000.

    Net premiums written were $27.9 million for the three months ended March 31, 2000, an increase of 74.4% compared to $16.0 million for the three months ended March 31, 1999. The increase in net premiums written was primarily due to the cancellation of a 40% quota share reinsurance agreement with ProNational, in addition to the increase in direct premiums written. Net premiums earned were $28.6 million for the three months ended March 31, 2000, an increase of 71.3%, compared to $16.7 million for the three months ended March 31, 1999. The increase in net premiums earned was also a result of the cancellation of ProNational's reinsurance agreement, in addition to the business growth.

    Our combined ratio was 94.3% for three months ended March 31, 2000, compared to 94.2% for the three months ended March 31, 1999. Overall, our loss ratio for the three months ended March 31, 2000 was 62.9% compared to 63.3% for the three months ended March 31, 1999.

    Loss ratios for the personal automobile and homeowners products were as follows:

	For the Three Months Ended March 31:
	2000	1999
Personal auto liability	59.5%	44.1%
Personal auto physical damage	65.4%	60.2%
Total personal auto	63.5%	54.9%
Homeowners	54.4%	157.0%
Overall loss ratio	62.9%	63.3%

    The auto loss ratios for first quarter 2000 are higher than the same period in 1999 due to a few additional bodily injury claims arising in 2000 and increased costs of auto repair parts. The homeowners loss ratio for first quarter 2000 is significantly lower than the same period in 1999 due to the January 1999 winter storm.

    Policy acquisition and underwriting expenses were $6.9 million for the three months ended March 31, 2000, compared to $3.3 million for the same period in 1999. The underwriting expenses ratio increased to 24.0% for the three months ended March 31, 2000, from 19.9% for the three months ended March 31, 1999. This increase was due to the cancellation of the quota share agreement with ProNational whereby MEEMIC was receiving a commission for business ceded. The increase in underwriting expense for 2000 was offset by a corresponding decrease in loss adjustment expenses for 2000, also as a result of the cancellation of the quota share agreement with ProNational.

    Net investment income, before interest expense and excluding realized investment gains, was $2.5 million for the three months ended March 31, 2000, compared to $1.8 million for the three months ended March 31, 1999. This increase in investment income was due to increases in invested assets from proceeds of the conversion and related subscription offering and positive cash flow from operations. Consistent with 1999, investment income for the three months ended 2000 was earned primarily from interest income and not from realized capital gains and losses. The annualized tax equivalent total rate of return, which includes both income and changes in market value of securities, was 6.83% for the three months ended March 31, 2000 compared to 4.07% for the three months ended March 31, 1999. The increase of the return in the first quarter of 2000 compared to the same period in 1999 was due to higher interest rates and a lower level of security market value reductions during the first quarter of 2000. The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.97% for the three months ended March 31, 2000 compared to 6.82% for the same period in 1999.

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

    Cash provided by operations for the three months ended March 31, 2000 was $5.6 million compared to $111,000 for the three months ended March 31, 1999. The $5.5 million increase in cash provided by operations for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was primarily due to the Company now retaining more of its premiums as a result of terminating the ProNational quota share agreement. The net decrease in cash overall was $1.5 million for the three months ended March 31, 2000 compared to a net increase in cash of $1.1 million for the three months ended March 31, 1999. The $1.5 million decrease in cash reflects a net increase in new investments from $5.5 million provided by operations and $1.5 million in previously uninvested funds.

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

    Our fixed maturity investment portfolio was valued at $157 million at March 31, 2000 and had a duration of 3.81 years. The following table shows the effects of a change in interest rate on the fair value and duration of our portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rate. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Change in Rates	Portfolio Value	Change in Value	Modified Duration
	(dollars in thousands)
+2%	$145,096	$(11,846)	3.74
+1%	$150,847	$(6,095)	3.84
0%	$156,942		3.81
-1%	$163,061	$6,119	3.54
-2%	$168,971	$12,029	3.32

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
DATE: May 12, 2000
/s/ CHRISTINE C. SCHMITT Christine C. Schmitt Treasurer and Chief Financial Officer (as Chief Financial Officer and on behalf of the registrant)

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES