Form 10-Q
period 2000-06-30
MEEMIC HOLDINGS INC
filed 2000-08-09
CIK 1072815

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

    The number of shares outstanding of the registrant's common stock, no par value per share, as of August 9, 2000 was 6,599,500.

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets at June 30, 2000 (Unaudited) and December 31, 1999	3
		Condensed Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2000 and 1999 (Unaudited)	4
		Condensed Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2000 and 1999 (Unaudited)	5
		Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999 (Unaudited)	6
		Notes to Condensed Consolidated Financial Statements (Unaudited)	7-9
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13-14
Part II.	OTHER INFORMATION
	Item 4.	Submission of Matters to a Vote of Security Holders	15
	Item 6.	Exhibits and Reports on Form 8-K	15
	Signatures		16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEEMIC Holdings, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2000 (Unaudited)	December 31, 1999
	(In thousands, except share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $166,972 and $160,112 in 2000 and 1999, respectively)	$164,452	$157,353
Short-term investments, at cost, which approximates fair value	7,081	—
Real estate, at cost	2,300	2,300

Total investments	173,833	159,653
Cash	7,551	8,779
Premiums due from policyholders	6,034	4,754
Amounts recoverable from reinsurers	48,191	40,458
Amounts recoverable from reinsurers, related party	8,785	10,886
Accrued investment income	2,435	2,226
Deferred federal income taxes	4,828	4,637
Property and equipment, at cost, net of accumulated depreciation	4,514	3,185
Deferred policy acquisition costs	2,799	2,720
Intangible assets, net of amortization	34,882	36,344
Other assets	829	1,007

Total assets	$294,681	$274,649

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$104,761	$96,009
Unearned premiums	35,881	34,148
Payable related to acquisition	1,066	1,066
Accrued expenses and other liabilities	11,555	9,293
Accrued expenses and other liabilities, related party	169	227
Premiums ceded payable	5,520	5,552
Federal income taxes payable	746	1,169

Total liabilities	159,698	147,464

Shareholders' equity:
Common stock, no par value; 10,000,000 shares authorized; 6,599,500 shares issued and outstanding in 2000 and 1999	65,295	65,295
Retained earnings	71,326	63,711
Accumulated other comprehensive loss: Net unrealized depreciation on investments, net of deferred federal income taxes of $882 and $938 in 2000 and 1999, respectively	(1,638)	(1,821)

Total shareholders' equity	134,983	127,185

Total liabilities and shareholders' equity	$294,681	$274,649

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(In thousands, except share data)
Revenues and other income:
Premiums written	$33,764	$31,744	$63,746	$59,917
Premiums ceded, related party	—	(11,352)		(22,513)
Premiums ceded, other	(2,268)	(1,053)	(4,322)	(2,047)

Net premiums written	31,496	19,339	59,424	35,357
Increase in unearned premiums, net of prepaid reinsurance premiums	(2,409)	(2,306)	(1,734)	(1,587)

Net premiums earned	29,087	17,033	57,690	33,770
Net investment income	2,573	1,757	5,051	3,519
Net realized investment losses on fixed maturities	—	(19)	(15)	(3)
Other income	543	397	920	774

Total revenues and other income	32,203	19,168	63,646	38,060

Expenses:
Loss and loss adjustment expenses incurred, net	18,227	11,635	38,329	24,062
Policy acquisition and other underwriting expenses:
Policy acquisition and underwriting expenses	5,881	6,558	12,613	12,725
Ceding commissions, related party	—	(3,406)	—	(6,754)
Management fees, related party	100	548	231	1,066

	5,981	3,700	12,844	7,037
Interest expense, related party	—	455	—	906
Amortization expense	731	731	1,462	1,462
Other expenses	12	—	31	7

Total expenses	24,951	16,521	52,666	33,474

Income from operations before federal income taxes and extraordinary item	7,252	2,647	10,980	4,586
Federal income taxes	2,124	708	3,365	1,537

Income before extraordinary item	5,128	1,939	7,615	3,049
Extraordinary item:
Early extinguishment of debt, net of federal income taxes of $89 and $66 for the three and six month periods ended June 30, 1999	—	173	—	127

Net income	$5,128	$2,112	$7,615	$3,176

Earnings per common share—basic
Income before extraordinary item per common share—basic	$0.78		$1.15
Income per share attributable to extraordinary item—basic	—		—

Net income per common share—basic	$0.78		$1.15

Earnings per common share—assuming dilution
Income before extraordinary item per common share—assuming dilution	$0.76		$1.14
Income per share attributable to extraordinary item—assuming dilution	—		—

Net income per common share—assuming dilution	$0.76		$1.14

Weighted average shares outstanding—basic	6,599,500		6,599,500

Weighted average shares outstanding—assuming dilution	6,705,128		6,700,482

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(In thousands)
Comprehensive income:
Net income	$5,128	$2,112	$7,615	$3,176
Net unrealized appreciation (depreciation) on investments, net of reclassification adjustment and net of deferred federal income taxes of $135 and ($734) for three months in 2000 and 1999, respectively and $56 and ($994) for six months in 2000 and 1999, respectively	250	(1,424)	183	(1,928)

Comprehensive income	$5,378	$688	$7,798	$1,248

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2000 and 1999 (Unaudited)

	2000	1999
	(In thousands)
Cash flows from operating activities:
Net income	$7,615	$3,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,081	1,524
Realized losses on investments	15	3
Net accretion of discount on investments	29	49
Deferred federal income taxes	(247)	103
Extraordinary gain on early extinguishment of debt	—	(193)
Changes in assets and liabilities:
Premiums due from policyholders	(1,280)	(1,027)
Amounts due from reinsurers	(5,665)	(1,727)
Accrued investment income	(209)	(39)
Deferred policy acquisition costs	(78)	(58)
Other assets	178	(479)
Loss and loss adjustment expense reserves	8,752	2,336
Unearned premiums	1,733	1,587
Accrued expenses and other liabilities	2,204	788
Federal income taxes payable	(423)	(250)

Net cash provided by operating activities	14,705	5,793

Cash flows from investing activities:
Proceeds from sale or maturity of short-term investments	—	948
Purchases of short-term investments	(7,081)	(951)
Proceeds from maturity of securities available for sale	10,465	8,989
Purchases of securities available for sale	(17,369)	(10,892)
Proceeds from sales of property and equipment	5	572
Purchases of property and equipment	(1,953)	(934)

Net cash used in investing activities	(15,933)	(2,268)

Cash flows from financing activities:
Payment on payable related to acquisition	—	(1,805)

Net cash used in financing activities	—	(1,805)

Net (decrease) increase in cash	(1,228)	1,720
Cash, beginning of year	8,779	3,978

Cash, end of period	$7,551	$5,698

Supplemental disclosure of cash flow information:
Federal income taxes paid	$3,788	$1,200

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.
and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Description of Business

    MEEMIC Holdings, Inc. and subsidiaries (the "Company") is an insurance holding company incorporated under Michigan law in October 1998. The Company owns all of the issued and outstanding common stock of MEEMIC Insurance Company and MEEMIC Insurance Services Corp. MEEMIC Insurance Company ("MEEMIC") (formerly "Michigan Educational Employees Mutual Insurance Company") is a property and casualty insurance company that operates as a single segment writing private passenger automobile, homeowner, boat and umbrella insurance products primarily for educational employees and their immediate families exclusively in the State of Michigan. MEEMIC sells its insurance contracts through its sister company, MEEMIC Insurance Services Corp., d/b/a MEIA Insurance Agency, which is the exclusive distributor of the Company's products.

(2) Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles ("GAAP") as required by Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they have not been audited and they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions have been eliminated in consolidation.

    In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

(3) Conversion

    On July 1, 1999 MEEMIC converted from a mutual to a stock insurance company and became a wholly-owned subsidiary of the Company. Prior to the conversion, the Company did not engage in any significant operations and did not have assets or liabilities. Net proceeds of the initial public offering of the Company were $42,973,000, before offering costs of $700,000 and a donation to the MEEMIC Foundation of $500,000. MEEMIC policyholders subscribed for 1,533,983 shares of common stock in the Company. Also pursuant to the plan of conversion, Professionals Group, Inc. converted a $21.5 million surplus note (plus accrued interest) of MEEMIC owned by ProNational Insurance Company ("ProNational"), a wholly-owned subsidiary of Professionals Group, Inc. into 2,302,209 shares of the Company; and, Professionals Group, Inc. fulfilled its obligations as standby purchaser by purchasing an additional 2,763,308 shares in the subscription offering. As a result, Professionals Group, Inc. owns 77.3% of the issued and outstanding shares of the Company. Since July 2, 1999, the Company has been trading on the Nasdaq National Market under the symbol "MEMH".

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

(4) Net Income Per Share

    Net income per share is calculated by dividing net income per share by the weighted-average number of common shares outstanding. The weighted-average common shares used for determining basic income per common share were 6,599,500 for the three and six months ended June 30, 2000. The effect of dilutive stock options added 105,628 shares and 100,982 shares for the three and six month periods ended June 30, 2000 for the computation of diluted income per common share.

(5) Related Party Transactions

    As of July 1, 1999 MEEMIC entered into an Expense Allocation Agreement with ProNational covering indirect expenses and salaries of key company personnel. Expenses related to this agreement were $231,000 for the six months ended June 30, 2000. Prior to July 1, 1999, Professionals Group, Inc. provided MEEMIC with information system services and certain consulting services under a Management Services Agreement. Fees for such services were $1.1 million for the six months ended June 30, 1999. Also effective July 1, 1999, MEEMIC cancelled its quota share reinsurance contract with ProNational to cede 40 percent of its net retained premiums on a quota share basis. Ceding commissions were $3,406,000 and $6,754,000 for the three and six month periods ended June 30, 1999, respectively. Premiums earned ceded to ProNational were $11,352,000 and $22,513,000 for the three and six months ended June 30, 1999, respectively. Losses and loss adjustment expenses incurred of $7,218,000 and $15,596,000 were ceded to ProNational for the three and six month periods ended June 30, 1999, respectively.

    On June 23, 2000 Professionals Group, Inc. and Medical Assurance, Inc. jointly announced that they have signed a definitive agreement to consolidate the two companies. The agreement is subject to required regulatory and shareholder approvals and is expected to be completed in early 2001. Under terms of the definitive agreement the two parties will form a new holding company, Medical and Professionals Assurance, Inc., that will own all of the stock of Medical Assurance, Inc. and Professionals Group, Inc. Medical Assurance, Inc., ProNational and MEEMIC will continue to serve policyholders under the umbrella of the new holding company.

(6) Revenue Information

    The Company operates as a single segment offering four insurance products—personal automobile, homeowners, and beginning March 1, 2000, boat and umbrella policies. All revenue is from unaffiliated customers. Direct premiums written and net premiums earned from each of these products is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(In thousands)
Direct premiums written:
Personal automobile	$29,255	$28,165	$56,476	$54,122
Homeowners	4,390	3,579	7,141	5,795
Boat	81	—	87	—
Umbrella	38	—	42	—

Total	$33,764	$31,744	$63,746	$59,917

Net premiums earned:
Personal automobile	$27,170	$15,555	$53,925	$30,924
Homeowners	1,904	1,478	3,752	2,846
Boat	12	—	12	—
Umbrella	1	—	1	—

Total	$29,087	$17,033	$57,690	$33,770

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this document and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed under "Item 1—Business—Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Overview

    We provide private passenger automobile, homeowners, boat and umbrella insurance primarily to educational employees and their immediate families in the State of Michigan. We sell our insurance contracts through over 90 sales representatives associated with our insurance agency subsidiary, which is the exclusive distributor of our products. As of June 30, 2000, we had 125,500 policies in force, representing 164,489 insured vehicles, 38,498 homes, 446 boats and 231 personal umbrella policies.

Financial Condition—June 30, 2000 Compared to December 31, 1999

    Our total assets increased to $294.7 million at June 30, 2000 from $274.6 million at December 31, 1999. The majority of our assets consist of investments and cash, which together totaled $181.4 million at June 30, 2000 and $168.4 million at December 31, 1999. We primarily invest in high quality bonds with the objective of providing stable income while maintaining liquidity at appropriate levels for our current and long-term requirements. Our portfolio consists primarily of government bonds, municipal bonds, collateralized mortgage obligations, and investment grade corporate bonds. The modified duration of investments was 3.83 years at June 30, 2000 compared to 3.97 years at December 31, 1999. At June 30, 2000, the portfolio had an average Standard & Poor's security quality rating of AA (Excellent), and there were no securities in default concerning the timely payment of interest and principal. Our gross unrealized gains and gross unrealized losses in investments in securities were $530,000 and $3.0 million, respectively, at June 30, 2000 and $488,000 and $3.2 million, respectively, at December 31, 1999. These changes in our gross unrealized gains and losses are a result of fluctuating bond market values due to volatility of interest rates in the marketplace.

    Our recorded estimates of loss and loss adjustment expense reserves were $104.8 million at June 30, 2000 compared to $96.0 million at December 31, 1999. The $8.8 million increase in reserves at June 30, 2000 was due to general allowances for growth in the number of insured vehicles and homeowner policies in force.

    Unearned premiums were $35.9 million at June 30, 2000 and $34.1 million at December 31, 1999. The increase in unearned premiums at June 30, 2000 compared to December 31, 1999 of 5.3% is comparable to the growth in premiums written.

    Other liabilities were $19.1 million at June 30, 2000 and $17.3 million at December 31, 1999. The increase in 2000 for accrued expenses and other liabilities is due primarily to the acquisition of a mail processing machine which was recorded as a capital lease.

    Our shareholders' equity increased $7.8 million to $135.0 million at June 30, 2000 from $127.2 million at December 31, 1999. This increase was due to net income of $7.6 million, and an increase in other comprehensive income that consisted of unrealized gains on the investment portfolio of $183,000.

Results of Operations—Three and Six Months Ended June 30, 2000 Compared to Three and Six Months Ended June 30, 1999

    Net income for the three and six months ended June 30, 2000 was $5.1 million and $7.6 million, respectively, compared to $2.1 million and $3.2 million for the same periods in 1999. Overall, our income from operations before taxes and extraordinary item was $7.3 million and $11.0 million, respectively, for the three and six months ended June 30, 2000 compared to $2.6 million and $4.6 million for the same periods in 1999. The primary reasons for the increase in net income and income from operations before taxes and extraordinary item for the three month period ended June 30, 2000 compared to 1999 were the termination of the ProNational quota share agreement, the repayment of the $21.5 million surplus note and the cancellation of the management agreement with Professionals Group, all of which occurred in July 1999 in connection with the conversion. We retained approximately $11.4 million and $22.5 million of premiums during the second quarter and first six months of 2000, respectively, that would have been ceded to ProNational under the now cancelled quota share agreement. Expenses relating to interest on the surplus note and the management agreement were $900,000 and $1.7 million for the second quarter and first six months of 1999, respectively, and are no longer being incurred in 2000.

    Our direct premiums written were $33.8 million and $63.7 million for the three and six months ended June 30, 2000, respectively, an increase of 6.4% compared to comparable periods in 1999. Direct premiums written for automobile coverage were $29.3 million and $56.5 million for the three and six months ended June 30, 2000, respectively, an increase of 3.9% and 4.4%, respectively, compared to the comparable periods of 1999. The increases in auto premiums reflect policyholder growth and an increase in the value of autos being insured. The number of insured vehicles increased 2.3% to 164,489 at June 30, 2000 from 160,718 at June 30, 1999. Our homeowners business also continued to increase. Direct premiums written for homeowners were $4.4 million and $7.1 million for the three and six months ended June 30, 2000, respectively, an increase of 22.7% and 23.2%, respectively, compared to the comparable periods in 1999. The increases in homeowners premiums were due to policyholder growth and an increase in the value of homes being insured. The number of homeowner policies in force increased 19.3% to 38,498 at June 30, 2000 from 32,261 at June 30, 1999. On March 1, 2000, we also began offering boat and umbrella policies, which contributed $119,000 to direct written premiums for the three months ended June 30, 2000.

    Net premiums written were $31.5 million and $59.4 million for the three and six months ended June 30, 2000, respectively, an increase of 63.2% and 68.1%, respectively, compared to the comparable periods in 1999. Net premiums earned were $29.1 million and $57.7 million for the three and six months ended June 30, 2000, respectively, an increase of 70.8% compared to the comparable periods in 1999. The increases in net premiums written and net premiums earned were primarily due to the cancellation of the ProNational quota share agreement and to the increase in direct premiums written.

    Our combined ratio was 83.2% and 88.7% for the three and six months ended June 30, 2000, respectively, compared to 90.0% and 92.1% for the three and six months ended June 30, 1999, respectively. Overall, our net loss ratio for the three and six months ended June 30, 2000 was 55.6% and 59.2%, respectively, compared to 56.9% and 60.1% for the three and six months ended June 30, 1999, respectively.

    Net loss ratios for the personal automobile and homeowners products were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2000	1999	2000	1999
Personal auto liability	31.0%	46.8%	45.1%	45.5%
Personal auto physical damage	64.2%	56.0%	64.8%	58.1%
Total personal auto	53.4%	53.0%	58.4%	54.0%
Homeowners	86.8%	97.9%	70.8%	126.3%
Overall loss ratio	55.6%	56.9%	59.2%	60.1%

    The auto physical damage loss ratios for second quarter and first six months of 2000 were higher than the same periods in 1999 due to a hailstorm in Michigan in the second quarter of 2000 and increased costs of auto repair parts. The increase in auto physical damage losses in 2000 was offset by a reduction in bodily injury claims, which resulted in consistent personal auto loss ratios for the second quarter and first six months of 2000 compared to the same periods in 1999. The homeowners loss ratios for the second quarter and first six months of 2000 were also affected by the hailstorm, but were still lower than the same periods in 1999 due to the more severe January 1999 winter storm.

    Policy acquisition and underwriting expenses were $6.0 million and $12.8 million for the three and six months ended June 30, 2000, respectively, compared to $3.7 million and $7.0 million for the same periods in 1999. The underwriting expenses ratio decreased to 20.6% for the three months ended June 30, 2000 from 21.7% for the three months ended June 30, 1999. This decrease was due primarily to MEEMIC retaining an additional $11.4 million of net earned premiums from reinsurance contracts without incurring additional fixed costs. The underwriting expenses ratio increased to 22.3% for the six months ended June 30, 2000 from 20.8% for the six months ended June 30, 1999. This increase was due to the cancellation of the quota share agreement with ProNational whereby MEEMIC was receiving a commission for business ceded. The increase in underwriting expenses for 2000 from eliminating the ceding commission was offset by a corresponding decrease in loss adjustment expenses for 2000, also as a result of the cancellation of the quota share agreement with ProNational.

    Net investment income, before interest expense and excluding realized investment gains, was $2.6 million and $5.1 million for the three and six months ended June 30, 2000, respectively, compared to $1.8 million and $3.5 million for the three and six months ended June 30, 1999, respectively. These increases in investment income were due to increases in invested assets from proceeds of the conversion and related subscription offering and positive cash flow from operations. Consistent with 1999, investment income for the three and six months ended June 30, 2000 was earned primarily from interest income and not from realized capital gains and losses. The annualized tax equivalent total rate of return, which includes both income and changes in market value of securities, was 7.62% and 7.30% for the three and six months ended June 30, 2000, respectively, compared to -0.17% and 1.84% for the three and six months ended June 30, 1999, respectively. The increase of the returns in 2000 was due to higher interest rates and a lower level of security market value reductions. The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.90% for the six months ended June 30, 2000 compared to 6.70% for the same period in 1999.

Liquidity and Capital Resources

    Our primary sources of cash are from premiums, investment income and proceeds from maturities of portfolio investments. The principal uses of cash are for payments of claims, commissions, taxes, operating expenses and purchases of investments. Cash flow and liquidity are managed to meet anticipated short-term payment obligations, and to maximize opportunities to earn interest on those funds not immediately required.

    Cash provided by operations for the six months ended June 30, 2000 was $14.7 million compared to $5.8 million for the six months ended June 30, 1999. The $8.9 million increase was primarily due to retaining more of our premiums as a result of terminating the ProNational quota share agreement. The net decrease in cash overall was $1.2 million for the six months ended June 30, 2000 compared to a net increase in cash of $1.7 million for the six months ended June 30, 1999. The $1.2 million decrease in cash reflects a net increase in new investments from $14.7 million provided by operations and $1.2 million in previously uninvested funds.

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

    Our fixed maturity investment portfolio was valued at $164 million at June 30, 2000 and had a duration of 3.83 years. The following table shows the effects of a change in interest rate on the fair value and duration of our portfolio. We have assumed an immediate increase or decrease of 1% or 2%

in interest rate. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Change in Rates	Portfolio Value	Change in Value	Modified Duration
	(dollars in thousands)
+2%	$152,045	$(12,407)	3.82
+1%	$158,117	$(6,335)	3.90
0%	$164,452		3.83
-1%	$170,819	$6,367	3.55
-2%	$176,949	$12,497	3.32

    The other financial instruments, which include cash, premiums due from reinsurers and accrued investment income, do not produce a significant difference in fair value when included in the market risk analysis due to their short-term nature. The payable related to acquisition is not significantly affected by market risk as the discount rate for early extinguishment is fixed.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Shareholders on May 24, 2000, at which time the shareholders considered and voted on the election of six directors. Each of the nominees for director was an incumbent and all nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.

Nominee	For	Withheld
Victor T. Adamo	6,178,964	3,000
R. Kevin Clinton	6,178,964	3,000
Annette E. Flood	6,178,714	3,250
Thomas E. Hoeg	6,178,864	3,100
Lynn M. Kalinowski	6,168,065	13,899
James O. Wood	6,178,964	3,000

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibit

Exhibit Number	Exhibit Description
27	Financial Data Schedule
(b)
Reports on Form 8-K.

  None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEEMIC HOLDINGS, INC.
DATE: August 9, 2000	By:	/s/ CHRISTINE C. SCHMITT Christine C. Schmitt Treasurer and Chief Financial Officer (as Chief Financial Officer and on behalf of the registrant)

QuickLinks

  (Mark One)
TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Overview
  Financial Condition—June 30, 2000 Compared to December 31, 1999
  Results of Operations—Three and Six Months Ended June 30, 2000 Compared to Three and Six Months Ended June 30, 1999
  Liquidity and Capital Resources
  Effects of New Accounting Pronouncements
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Management of Market Risk
PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES