Form 10-Q
period 2000-09-30
MEEMIC HOLDINGS INC
filed 2000-11-09
CIK 1072815

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

    The number of shares outstanding of the registrant's common stock, no par value per share, as of November 9, 2000 was 6,599,500.

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets at September 30, 2000 (Unaudited) and December 31, 1999	3
		Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2000 and 1999 (Unaudited)	4
		Condensed Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2000 and 1999 (Unaudited)	5
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 (Unaudited)	6
		Notes to Condensed Consolidated Financial Statements (Unaudited)	7-9
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13-14
PART II.	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	15
	Signatures		16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MEEMIC Holdings, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2000	December 31, 1999
	(Unaudited)
	(In thousands, except share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $171,625 and $160,112 in 2000 and 1999, respectively)	$170,797	$157,353
Short-term investments, at cost, which approximates fair value	8,096	—
Real estate, at cost	2,300	2,300

Total investments	181,193	159,653
Cash	7,689	8,779
Premiums due from policyholders	7,104	4,754
Amounts recoverable from reinsurers	53,461	40,458
Amounts recoverable from reinsurers, related party	8,223	10,886
Accrued investment income	2,438	2,226
Deferred federal income taxes	4,316	4,637
Property and equipment, at cost, net of accumulated depreciation	4,298	3,185
Deferred policy acquisition costs	3,040	2,720
Intangible assets, net of amortization	34,151	36,344
Other assets	816	1,007

Total assets	$306,729	$274,649

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$106,958	$96,009
Unearned premiums	37,098	34,148
Payable related to acquisition	1,040	1,066
Accrued expenses and other liabilities	13,303	9,293
Accrued expenses and other liabilities, related party	127	227
Premiums ceded payable	6,330	5,552
Federal income taxes payable	436	1,169

Total liabilities	165,292	147,464

Shareholders' equity:
Common stock, no par value; 10,000,000 shares authorized; 6,599,500 shares issued and outstanding in 2000 and 1999	65,295	65,295
Retained earnings	76,681	63,711
Accumulated other comprehensive loss:
Net unrealized depreciation on investments, net of deferred federal income taxes of $290 and $938 in 2000 and 1999, respectively	(539)	(1,821)

Total shareholders' equity	141,437	127,185

Total liabilities and shareholders' equity	$306,729	$274,649

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(In thousands, except share data)
Revenues and other income:
Premiums written	$33,824	$31,469	$97,570	$91,387
Premiums ceded, related party	—	—	—	(22,513)
Premiums ceded, other	(2,445)	(1,077)	(6,767)	(3,124)

Net premiums written	31,379	30,392	90,803	65,750
Increase in unearned premiums, net of prepaid reinsurance premiums	(1,217)	(857)	(2,951)	(2,445)

Net premiums earned	30,162	29,535	87,852	63,305
Net investment income	2,804	2,449	7,855	5,968
Net realized investment losses on fixed maturities	(41)	(18)	(56)	(21)
Other income	373	260	1,293	1,034

Total revenues and other income	33,298	32,226	96,944	70,286

Expenses:
Loss and loss adjustment expenses incurred, net	17,392	19,892	55,721	43,955
Policy acquisition and other underwriting expenses:
Policy acquisition and underwriting expenses	7,762	6,758	20,375	19,483
Ceding commissions, related party	—	(468)	—	(7,222)
Management fees, related party	70	150	301	1,215

	7,832	6,440	20,676	13,476
Interest expense, related party	—	—	—	906
Amortization expense	731	731	2,193	2,193
Other expenses	27	1	58	8

Total expenses	25,982	27,064	78,648	60,538

Income from operations before federal income taxes and extraordinary item	7,316	5,162	18,296	9,748
Federal income taxes	1,961	1,458	5,326	2,995

Income before extraordinary item	5,355	3,704	12,970	6,753
Extraordinary item:
Early extinguishment of debt, net of federal income taxes of $681 and $747 for the three and nine month periods ended September 30, 1999	—	1,322	—	1,449

Net income	$5,355	$5,026	$12,970	$8,202

Earnings per common share—basic
Income before extraordinary item per common share—basic	$0.81	$0.56	$1.97
Income per share attributable to extraordinary item—basic	—	0.20	—

Net income per common share—basic	$0.81	$0.76	$1.97

Earnings per common share—assuming dilution
Income before extraordinary item per common share—assuming dilution	$0.80	$0.55	$1.93
Income per share attributable to extraordinary item—assuming dilution	—	0.20	—

Net income per common share—assuming dilution	$0.80	$0.75	$1.93

Weighted average shares outstanding—basic	6,599,500	6,599,500	6,599,500

Weighted average shares outstanding—assuming dilution	6,734,426	6,704,033	6,711,797

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(In thousands)
Comprehensive income:
Net income	$5,355	$5,026	$12,970	$8,202
Net unrealized appreciation (depreciation) on investments, net of reclassification adjustment and net of deferred federal income taxes of $592 and ($276) for three months in 2000 and 1999, respectively and $648 and ($1,269) for nine months in 2000 and 1999, respectively	1,099	(535)	1,282	(2,463)

Comprehensive income	$6,454	$4,491	$14,252	$5,739

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2000 and 1999 (Unaudited)

	2000	1999
	(In thousands)
Cash flows from operating activities:
Net income	$12,970	$8,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,249	2,854
Realized losses on investments	56	21
Net accretion of discount on investments	1	67
Deferred federal income taxes	(327)	357
Extraordinary gain on early extinguishment of debt	—	(2,196)
Changes in assets and liabilities:
Premiums due from policyholders	(2,350)	(1,445)
Amounts due from reinsurers	(9,562)	(3,597)
Accrued investment income	(212)	(264)
Deferred policy acquisition costs	(320)	(1,303)
Other assets	191	(140)
Loss and loss adjustment expense reserves	10,949	3,765
Unearned premiums	2,950	2,445
Accrued expenses and other liabilities	3,910	(66)
Federal income taxes payable	(733)	685

Net cash provided by operating activities	20,772	9,385

Cash flows from investing activities:
Proceeds from sale or maturity of short-term investments	—	948
Purchases of short-term investments	(8,096)	(951)
Proceeds from maturity of securities available for sale	19,095	12,045
Purchases of securities available for sale	(30,666)	(43,999)
Proceeds from sales of property and equipment	19	280
Purchases of property and equipment	(2,188)	(1,231)

Net cash used in investing activities	(21,836)	(32,908)

Cash flows from financing activities:
Proceeds from initial public offering	—	42,973
Initial public offering costs	—	(700)
Payment on payable related to acquisition	(26)	(14,307)

Net cash (used in) provided by financing activities	(26)	27,966

Net (decrease) increase in cash	(1,090)	4,443
Cash, beginning of year	8,779	3,978

Cash, end of period	$7,689	8,421

Supplemental disclosure of cash flow information:
Federal income taxes paid	$6,059	$2,700

Interest paid	—	$2,734

Supplemental disclosure of noncash financing activities:
Conversion of surplus note and accrued interest for MEEMIC Holdings, Inc. stock	—	$23,022

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

    In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

(3)  Conversion

    On July 1, 1999 MEEMIC converted from a mutual to a stock insurance company and became a wholly-owned subsidiary of the Company. Prior to the conversion, the Company did not engage in any significant operations and did not have assets or liabilities. Since July 2, 1999, the Company has been trading on the Nasdaq National Market under the symbol "MEMH". Net proceeds of the initial public offering of the Company were $42,973,000, before offering costs of $700,000 and a donation to the MEEMIC Foundation of $500,000. MEEMIC policyholders subscribed for 1,533,983 shares of common stock in the Company. Also pursuant to the plan of conversion, Professionals Group, Inc. converted a $21.5 million surplus note (plus accrued interest) of MEEMIC owned by ProNational Insurance Company ("ProNational"), a wholly-owned subsidiary of Professionals Group, Inc. into 2,302,209 shares of the Company; and, Professionals Group, Inc. fulfilled its obligations as standby purchaser by purchasing an additional 2,763,308 shares in the subscription offering. Since the conversion, Professionals Group, Inc. has continued to purchase additional shares in the open market. At

September 30, 2000, Professionals Group, Inc. owned 82.6% of the issued and outstanding shares of the Company.

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

(4)  Net Income Per Share

    Net income per share is calculated by dividing net income per share by the weighted-average number of common shares outstanding. The weighted-average common shares used for determining basic income per common share were 6,599,500 for the three and nine months ended September 30, 2000. The effect of dilutive stock options added 134,926 shares and 112,297 for the three and nine month periods ended September 30, 2000 for the computation of diluted income per common share. The effect of dilutive stock options added 104,533 shares for the three months ended September 30, 1999.

(5)  Related Party Transactions

    As of July 1, 1999 MEEMIC entered into an Expense Allocation Agreement with ProNational covering indirect expenses and salaries of key company personnel. Expenses related to this agreement were $301,000 for the nine months ended September 30, 2000. Prior to July 1, 1999, Professionals Group, Inc. provided MEEMIC with information system services and certain consulting services under a Management Services Agreement. Fees for such services were $1.2 million for the nine months ended September 30, 1999. Also effective July 1, 1999, MEEMIC cancelled its quota share reinsurance contract with ProNational to cede 40 percent of its net retained premiums on a quota share basis. Ceding commissions were $468,000 and $7,222,000 for the three and nine month periods ended September 30, 1999, respectively. Premiums earned ceded to ProNational were $0 and $22,513,000 for the three and nine months ended September 30, 1999, respectively. Losses and loss adjustment expenses incurred of $501,000 and $16,097,000 were ceded to ProNational for the three and nine month periods ended September 30, 1999, respectively.

    On June 23, 2000 Professionals Group, Inc. and Medical Assurance, Inc. jointly announced that they have signed a definitive agreement to consolidate the two companies. The agreement is subject to required regulatory and shareholder approvals and is expected to be completed in early 2001. Under terms of the definitive agreement the two parties will form a new holding company, ProAssurance Corporation, that will own all of the stock of Medical Assurance, Inc. and Professionals Group, Inc. Medical Assurance, Inc., ProNational and MEEMIC will continue to serve policyholders under the umbrella of the new holding company.

(6)  Revenue Information

    The Company operates as a single segment offering four insurance products—personal automobile, homeowners, and beginning March 1, 2000, boat and umbrella policies. All revenue is from unaffiliated customers. Direct premiums written and net premiums earned from each of these products is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(In thousands)
Direct premiums written:
Personal automobile	$28,966	$27,547	$85,442	$81,669
Homeowners	4,746	3,922	11,887	9,718
Boat	84	—	171	—
Umbrella	28	—	70	—

Total	$33,824	$31,469	$97,570	$91,387

Net premiums earned:
Personal automobile	$28,123	$26,819	$82,048	$57,743
Homeowners	2,002	2,716	5,754	5,562
Boat	36	—	48	—
Umbrella	1	—	2	—

Total	$30,162	$29,535	$87,852	$63,305

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

Overview

    We provide private passenger automobile, homeowners, boat and umbrella insurance primarily to educational employees and their immediate families in the State of Michigan. We sell our insurance contracts through over 90 sales representatives associated with our insurance agency subsidiary, which is the exclusive distributor of our products. As of September 30, 2000, we had 129,518 policies in force, representing 167,266 insured vehicles, 40,489 homes, 857 boats and 393 personal umbrella policies.

Financial Condition—September 30, 2000 Compared to December 31, 1999

    Our total assets increased to $306.7 million at September 30, 2000 from $274.6 million at December 31, 1999. The majority of our assets consist of investments and cash, which together totaled $188.9 million at September 30, 2000 and $168.4 million at December 31, 1999. We primarily invest in high quality bonds with the objective of providing stable income while maintaining liquidity at appropriate levels for our current and long-term requirements. Our portfolio consists primarily of government bonds, municipal bonds, collateralized mortgage obligations, and investment grade corporate bonds. The modified duration of investments was 3.75 years at September 30, 2000 compared to 3.97 years at December 31, 1999. At September 30, 2000, the portfolio had an average Standard & Poor's security quality rating of AA (Excellent), and there were no securities in default concerning the timely payment of interest and principal. Our gross unrealized gains and gross unrealized losses in investments in securities were $1.1 million and $1.9 million, respectively, at September 30, 2000 and $488,000 and $3.2 million, respectively, at December 31, 1999. These changes in our gross unrealized gains and losses are a result of fluctuating bond market values due to volatility of interest rates in the marketplace.

    Our recorded estimates of loss and loss adjustment expense reserves were $107.0 million at September 30, 2000 compared to $96.0 million at December 31, 1999. The $11.0 million increase in reserves at September 30, 2000 was due to general allowances for growth in the number of insured vehicles and homeowner policies in force.

    Unearned premiums were $37.1 million at September 30, 2000 and $34.1 million at December 31, 1999. The 8.8% increase in unearned premiums at September 30, 2000 compared to December 31, 1999 is larger than the growth in premiums written due to a quota share agreement effective January 1, 2000 whereby 40% of our homeowners business is ceded to an unrelated reinsurer.

    Other liabilities were $21.2 million at September 30, 2000 and $17.3 million at December 31, 1999. The increase in 2000 for accrued expenses and other liabilities is due primarily to the acquisition of a mail processing machine which was recorded as a capital lease and the timing of payments related to statutory fees and assessments.

    Our shareholders' equity increased $14.2 million to $141.4 million at September 30, 2000 from $127.2 million at December 31, 1999. This increase was due to net income of $13.0 million, and an increase in other comprehensive income that consisted of unrealized gains on the investment portfolio of $1.2 million.

Results of Operations—Three and Nine Months Ended September 30, 2000 Compared to Three and Nine Months Ended September 30, 1999

    Net income for the three and nine months ended September 30, 2000 was $5.4 million and $13.0 million, respectively, compared to $5.0 million and $8.2 million for the same periods in 1999. Overall, our income from operations before taxes and extraordinary item was $7.3 million and $18.3 million, respectively, for the three and nine months ended September 30, 2000 compared to $5.2 million and $9.7 million for the same periods in 1999. The primary reason for the increase in income from operations before taxes and extraordinary item for the three month period ended September 30, 2000 compared to 1999 was due primarily to a continuation of favorable loss experience on both current and prior accident years' auto liability business, which we believe is due to legislative tort reform that became effective in 1996. The primary reason for the increase in income from operations before taxes and extraordinary item for the nine months ended September 30, 2000 compared to 1999 was due to the termination of the ProNational quota share agreement, the repayment of the $21.5 million surplus note and the cancellation of the management agreement with Professionals Group, Inc., all of which occurred in July 1999 in connection with the conversion. Net income for the three months ended September 30, 1999 included a $1.3 million gain due to an extraordinary item for early extinguishment of debt that was payable to former agency shareholders.

    Our direct premiums written were $33.8 million and $97.6 million for the three and nine months ended September 30, 2000, respectively, an increase of 7.5% and 6.8%, respectively compared to comparable periods in 1999. Direct premiums written for automobile coverage were $29.0 million and $85.4 million for the three and nine months ended September 30, 2000, respectively, an increase of 5.2% and 4.6%, respectively, compared to the comparable periods in 1999. The increases in auto premiums reflect policyholder growth and an increase in the value of autos being insured. The number of insured vehicles increased 2.8% to 167,266 at September 30, 2000 from 162,741 at September 30, 1999. Our homeowners business also continued to increase. Direct premiums written for homeowners were $4.7 million and $11.9 million for the three and nine months ended September 30, 2000, respectively, an increase of 21.0% and 22.3%, respectively, compared to the comparable periods in 1999. The increases in homeowners premiums were due to growth in the number of homes insured and an increase in the value of homes being insured. The number of homeowner policies in force increased 18.9% to 40,489 at September 30, 2000 from 34,040 at September 30, 1999. On March 1, 2000, we also began offering boat and umbrella policies, which contributed $112,000 and $241,000 to direct written premiums for the three and nine months ended September 30, 2000.

    Net premiums written were $31.4 million and $90.8 million for the three and nine months ended September 30, 2000, respectively, an increase of 3.2% and 38.1%, respectively, compared to the comparable periods in 1999. Net premiums earned were $30.2 million and $87.9 million for the three and nine months ended September 30, 2000, respectively, an increase of 2.1% and 38.8%, respectively, compared to the comparable periods in 1999. The increases in net premiums written and net premiums earned for the three months ended September 30, 2000 were due to the increase in direct premiums written. The increases in net premiums written and net premiums earned for the nine months ended September 30, 2000 were primarily due to the cancellation of the ProNational quota share agreement and to the increase in direct premiums written.

    Our combined ratio was 83.6% and 87.0% for the three and nine months ended September 30, 2000, respectively, compared to 89.2% and 90.7% for the three and nine months ended September 30, 1999, respectively. Overall, our net loss ratio for the three and nine months ended September 30, 2000 was 49.6% and 55.9%, respectively, compared to 59.5% and 59.8% for the three and nine months ended September 30, 1999, respectively.

    Net loss ratios for the personal automobile and homeowners products were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2000	1999	2000	1999
Personal auto liability	17.9%	64.9%	35.8%	54.4%
Personal auto physical damage	58.1%	58.4%	62.5%	58.2%
Total personal auto	45.1%	60.5%	53.8%	57.0%
Homeowners	111.2%	50.0%	84.9%	89.0%
Overall loss ratio	49.6%	59.5%	55.9%	59.8%

    Although the auto physical damage loss ratios for third quarter are comparable, the first nine months of 2000 was higher than the same period in 1999 due to a hailstorm in Michigan in the second quarter of 2000 and increased costs of auto repair parts. The increase in auto physical damage losses in 2000 was more than offset by a reduction in auto liability losses for bodily injury claims, which resulted in more favorable personal auto loss ratios for the third quarter and first nine months of 2000 compared to the same periods in 1999. The homeowners loss ratios for the third quarter and first nine months of 2000 were also affected by the hailstorm, in addition to general increases in both frequency and severity of homeowner claims. However, the homeowners loss ratio for the nine months of 2000 was still lower than the same period in 1999 due to the more severe January 1999 winter storm.

    Policy acquisition and underwriting expenses were $7.8 million and $20.7 million for the three and nine months ended September 30, 2000, respectively, compared to $6.4 million and $13.5 million for the same periods in 1999. The underwriting expenses ratios were 26.0% and 23.5% for the three and nine months ended September 30, 2000 respectively, compared to 21.8% and 21.3% for comparable periods in 1999. The increases in 2000 are due primarily to the cancellation of the quota share agreement with ProNational whereby MEEMIC was receiving a commission for business ceded. The increase in underwriting expenses for 2000 from eliminating the ceding commission was offset by a corresponding decrease in loss adjustment expenses for 2000, also as a result of the cancellation of the quota share agreement with ProNational. Additionally, the underwriting expense ratio for the three months ended September 30, 2000 included additional costs for investments in technology and adjustments for statutory fees and employee incentive programs.

    Net investment income, before interest expense and excluding realized investment gains, was $2.8 million and $7.9 million for the three and nine months ended September 30, 2000, respectively, compared to $2.4 million and $6.0 million for the three and nine months ended September 30, 1999, respectively. These increases in investment income were due to increases in invested assets from positive cash flow from operations and, with respect to the nine month period, from the proceeds of the conversion and related subscription offering. Consistent with 1999, investment income for the three and nine months ended September 30, 2000 was earned primarily from interest income and not from realized capital gains and losses. The annualized tax equivalent total rate of return, which includes both income and changes in market value of securities, was 10.97% and 8.69% for the three and nine months ended September 30, 2000, respectively, compared to 4.65% and 2.80% for the three and nine months ended September 30, 1999, respectively. The increase of the returns in 2000 was due to higher interest rates and a lower level of security market value reductions. The weighted average tax equivalent book yield of the fixed maturity portfolio was 7.20% for the nine months ended September 30, 2000 compared to 6.39% for the same period in 1999.

Liquidity and Capital Resources

    Our primary sources of cash are from premiums, investment income and proceeds from maturities of portfolio investments. The principal uses of cash are for payments of claims, commissions, taxes, operating expenses and purchases of investments. Cash flow and liquidity are managed to meet anticipated short-term payment obligations, and to maximize opportunities to earn interest on funds which are not immediately required.

    Cash provided by operations for the nine months ended September 30, 2000 was $20.8 million compared to $9.4 million for the nine months ended September 30, 1999. The $11.4 million increase was primarily due to retaining more of our premiums as a result of terminating the ProNational quota share agreement. The net decrease in cash overall was $1.1 million for the nine months ended September 30, 2000 compared to a net increase in cash of $4.4 million for the nine months ended September 30, 1999. The $1.1 million decrease in cash reflects a net increase in new investments from $20.8 million provided by operations and $1.1 million in previously uninvested funds.

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

    Our fixed maturity investment portfolio was valued at $170.8 million at September 30, 2000 and had a duration of 3.75 years. The following table shows the effects of a change in interest rate on the fair value and duration of our portfolio. We have assumed an immediate increase or decrease of 1% or

2% in interest rate. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Change in Rates	Portfolio Value	Change in Value	Modified Duration
	(dollars in thousands)
+2%	$157,806	$(12,991)	3.80
+1%	$164,172	$(6,625)	3.90
0%	$170,797		3.75
-1%	$177,420	$6,623	3.49
-2%	$183,659	$12,862	3.30

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

MEEMIC HOLDINGS, INC.
DATE: November 9, 2000	/s/ CHRISTINE C. SCHMITT Christine C. Schmitt Treasurer and Chief Financial Officer (as Chief Financial Officer and on behalf of the registrant)

QuickLinks

TABLE OF CONTENTS
PART II. OTHER INFORMATION
SIGNATURES