Form 10-K405
period 2000-12-31
MEEMIC HOLDINGS INC
filed 2001-03-27
CIK 1072815

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    There were 6,655,500 shares of the registrant's common stock outstanding as of March 1, 2001.

    Based on the closing price of shares of the registrant's common stock as reported on The Nasdaq Stock Market® on March 1, 2001 ($24.25) the aggregate market value of the shares of the registrant's common stock held by non-affiliates of the registrant as of March 1, 2001 was $21,006,514. For purposes of this computation only, all officers, directors and 5% beneficial owners of the registrant are assumed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders filed pursuant to Regulation 14A are incorporated by reference into Part III hereof.

PART 1

Item 1. Business

General

    MEEMIC Holdings, Inc. ("Holdings") was incorporated in Michigan in October 1998 and is the holding company for MEEMIC Insurance Company ("MEEMIC") and MEEMIC Insurance Services Corporation ("MEIA Agency"). Holdings conducts all of its operations through MEEMIC and MEIA Agency. On July 1, 1999, MEEMIC completed its conversion to a stock company and became a wholly-owned subsidiary of Holdings. Holdings common stock began trading on the Nasdaq National Market under the symbol "MEMH" following the completion of the conversion. The principal office is located at 691 North Squirrel Road, Auburn Hills, Michigan 48321, and the telephone number is (888) 463-3642. Holdings and its consolidated subsidiaries are referred to collectively in this report as the Company.

    MEEMIC, which began operations in 1950, is a Michigan-licensed property and casualty insurance company that provides personal lines insurance primarily to educational employees and their immediate families in the State of Michigan. Private passenger automobile protection is MEEMIC's primary line of business, representing approximately 88% of all business written. In order to provide for the insurance needs of our auto customers, MEEMIC now offers homeowners, boat and umbrella policies. As of December 31, 2000, MEEMIC had over 132,000 policies in force, consisting of 88,784 automobile policies (covering 166,535 vehicles), 41,927 homeowner policies (covering 41,927 homes), 984 boat policies (covering 1,103 boats) and 492 umbrella policies.

Products

    MEEMIC offers private passenger automobile, homeowners, boat and umbrella insurance primarily to educational employees and their immediate families in Michigan, and has applied for licenses in three additional states. In 2000 we received licensure from the state of Ohio but have not begun writing business in that state. Although we are applying for licenses in other states there can be no assurance that the new licenses will be granted or that MEEMIC will operate in those other states. MEEMIC operates as a single segment where private passenger automobile is the primary line, and homeowners, boat and umbrella coverages are offered as an accommodation product.

    MEEMIC's personal automobile policy provides policyholders with protection against claims resulting from bodily injury and property liability and automobile physical damage. When sold in conjunction with a homeowners policy, MEEMIC provides a multi-policy discount. The homeowners policy, in addition to insuring the policyholders' primary residence, provides optional coverage for seasonal homes and dwellings under construction. MEEMIC's personal line umbrella insurance covers excess liability up to $5 million. The following table sets forth the direct premiums written, net premiums earned and net loss ratios by product for the periods indicated. The ratios are explained in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2000	% of Total	1999	% of Total	1998	% of Total
	(In thousands)
Direct premiums written:
Personal automobile	$114,388	87.8%	$109,553	89.5%	$103,492	91.4%
Homeowner	15,618	12.0%	12,811	10.5%	9,766	8.6%
Boat	196	0.1%	—	—	—	—
Umbrella	88	0.1%	—	—	—	—

Total	$130,290	100.0%	$122,364	100.0%	$113,258	100.0%

Net premiums earned:
Personal automobile	$110,486	93.2%	$84,574	90.9%	$59,296	92.6%
Homeowner	7,947	6.7%	8,460	9.1%	4,744	7.4%
Boat	92	0.1%	—	—	—	—
Umbrella	3	0.0%	—	—	—	—

Total	$118,528	100.0%	$93,034	100.0%	$64,040	100.0%

Loss and loss adjustment expenses ratios:
Personal automobile		62.0%		65.5%		65.8%
Homeowner		109.1%		88.4%		93.0%
Boat		83.2%		—		—
Umbrella		0.0%		—		—
Total		65.2%		67.6%		67.8%

Marketing

    MEEMIC markets its products through over 95 sales representatives associated with our sales agency, MEIA Agency, which is the exclusive distributor of our products. The representatives are unique in that most of them also belong to the educational community and are engaged in peer selling.

    Although we underwrite approximately 90% of the business produced by our sales agency, the agency represents and receives sales commissions from other insurance carriers that do business in Michigan. In general, these carriers offer products that MEEMIC does not currently offer, or insure a class of business that does not meet MEEMIC's underwriting guidelines. By offering complementary insurance products through other companies, MEEMIC's policyholders have the convenience of being able to purchase a full range of insurance products through a single agent. We benefit by having a base of potential customers for products we may intend to offer in the future.

    MEIA Agency conducts quarterly meetings with its sales representatives, establishes benchmarks and goals, conducts technical training and sponsors continuing education programs. The representatives provide important information to us about the marketplace and needs of our customers. This information is used to develop new products and new product features. MEIA Agency recruits and trains new sales representatives to work in underserviced areas of the state. Sales representatives are paid a fixed base commission with some opportunity for contingent bonuses, based upon the representative's production and loss ratios.

    During 2000, one sales representative accounted for over 4.9% of direct premiums written by MEEMIC. No other sales representative accounted for more than 4.3% of direct premiums written. The top 10 representatives accounted for 35% of direct premiums written during the year.

    MEEMIC provides personal computer software that allows sales representatives to quote rates for boat, homeowners, and personal auto insurance. In addition, we have a home page on the internet for the public that is periodically updated with pertinent information on MEEMIC, its products, and how to locate a sales representative.

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

    We evaluate and accept applications for insurance based on consistently applied underwriting guidelines. MEEMIC's processing system provides modifications for some of these guidelines and underwriting supervisors regularly audit the work of individual underwriters to ensure adherence to our guidelines. Our 28 underwriters monitor policyholder deviations from the underwriting guidelines to assist in decisions related to cancellation and non-renewal.

Claims

    In responding to claims, we emphasize timely investigation, evaluation and fair settlement while controlling claims expense and maintaining adequate reserves. A staff of 65 experienced individuals provide prompt service with a caring attitude to policyholders and other claimants. Their commitment to quality service has proven to be a strong marketing tool for agency sales representatives.

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

    Audits of liability claim files are conducted regularly by claims department managers and reinsurers. Less than 1% of all claims result in litigation. Litigation is initially reviewed by MEEMIC's in-house legal counsel in determining whether the file is outsourced to an outside specialist or handled internally and is monitored by the claims department.

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

    Each quarter, we compute our estimated liability using principles and procedures applicable to the lines of business written. The establishment of loss reserves is an inherently uncertain process; there can be no assurance that losses will not exceed our loss reserves. Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made. As required by insurance regulatory authorities, we receive a statement of opinion by our appointed actuary concerning the adequacy of statutory reserves. The results of these actuarial studies have consistently indicated that our reserves are adequate.

    The following table provides a reconciliation of beginning and ending loss and loss adjustment expenses reserve balances of MEEMIC for the years ended December 31, 2000, 1999 and 1998, as prepared in accordance with generally accepted accounting principles.

	Years Ended December 31,
	2000	1999	1998
	(In thousands)
Balance, beginning of year	$96,009	$92,298	$84,921
Less reinsurance balance recoverable	49,446	53,333	46,905

Net balance, beginning of year	46,563	38,965	38,016
Incurred related to:
Current year	86,730	69,822	47,074
Prior years	(9,503)	(6,964)	(3,622)

Total incurred	77,227	62,858	43,452
Paid related to:
Current year	56,014	42,376	31,009
Prior years	15,138	12,884	11,494

Total paid.	71,152	55,260	42,503

Net balance, end of year	52,638	46,563	38,965
Plus reinsurance recoverable	54,618	49,446	53,333

Balance, end of year	$107,256	$96,009	$92,298

    As a result of recent favorable developments in estimates of prior years' reserves on auto liability business, management has reduced reserves for those prior accident years at December 31, 2000, 1999 and 1998 by $9,503,000, $6,964,000 and $3,622,000, respectively. In 1994, the State of Michigan enacted legislative tort reform effective in 1996 and the effects were uncertain at that time. These tort reform measures resulted in a significant increase in the number of claims reported to us in 1996 from attorneys attempting to file claims prior to the effective date of the new tort reform act. This changed the reporting pattern of claims and made it difficult for management to analyze data for reserves. The difficulty in analyzing the data along with the uncertainties of the effects of the new laws required management to establish higher reserves than it ordinarily would. As time has passed, the data and effects of the tort reform act have stabilized and management has reduced reserves related to prior accident years accordingly.

    The following table shows the development of the net liability for unpaid losses and loss adjustment expenses from 1991 through 2000 for MEEMIC. The top line of the table shows the original estimated liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as claims settle and more information becomes known about the ultimate frequency and severity of claims for individual years. The redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy" (deficiency) depicted in the table, for any particular calendar year represents the aggregate change in the initial estimates over all subsequent calendar years.

	Year Ended December 31,
	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000
	(In thousands)
Liability for unpaid losses and LAE net of reinsurance recoverable	14,820	16,337	19,144	26,102	29,570	35,696	38,016	38,965	46,563	52,638
Cumulative net paid as of:
End of Year	9,510	6,881	11,811	13,705	12,765	14,806	11,492	12,882	15,140
Two Years Later	11,333	13,184	17,814	19,047	19,012	19,747	15,472	16,871
Three Years Later	15,315	15,343	19,830	21,833	21,411	21,428	17,361
Four Years Later	15,981	16,310	20,608	22,859	21,970	22,169
Five Years Later	16,295	16,721	20,972	23,120	22,293
Six Years Later	16,486	17,003	21,108	23,379
Seven Years Later	16,694	17,136	21,292
Eight Years Later	16,833	17,315
Nine Years Later	16,934
Re-estimated net liability as of:
End of Year	17,745	15,220	22,785	26,700	26,843	28,944	34,392	31,999	37,062
Two Years Later	14,750	17,996	23,138	25,353	25,166	28,845	27,352	25,876
Three Years Later	17,131	18,548	22,180	24,547	25,175	26,792	22,621
Four Years Later	18,258	17,602	21,837	24,568	25,114	24,951
Five Years Later	17,057	17,561	21,880	25,378	24,254
Six Years Later	17,153	17,645	22,741	24,854
Seven Years Later	17,233	18,360	22,309
Eight Years Later	17,760	18,073
Nine Years Later	17,585
Net Cumulative (deficiency) redundancy	(2,765)	(1,736)	(3,165)	1,248	5,316	10,745	15,395	13,089	9,501
Gross liability—end of year			58,802	69,007	71,114	80,353	84,921	92,298	96,009	107,256
Reinsurance recoverables			39,658	42,905	41,544	44,657	46,905	53,333	49,446	54,618

Net Liability—end of year			19,144	26,102	29,570	35,696	38,016	38,965	46,563	52,638

Gross reestimated liability—latest			56,918	61,483	62,561	62,930	68,883	78,616	89,336
Reestimated reinsurance recoverables—latest			34,609	36,629	38,307	37,979	46,262	52,740	52,274

Net reestimated liability—latest			22,309	24,854	24,254	24,951	22,621	25,876	37,062

Gross Cumulative (deficiency) redundancy			1,884	7,524	8,553	17,423	16,038	13,682	6,673

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

    As shown in the reserve development table, reserves established at year end 1994 through 1999 developed positively, or lower than expected. In 1991 to 1993, we reserved at the low end of the recommended actuarial range of estimates. During 1994, we began to state reserves on a more conservative basis by reserving above the midpoint of the actuarial range of reserve estimates. This change in reserving philosophy was necessary, as the reserves established at the low end of the range for 1991 through 1993 had proven to be deficient. The change, which added $3.6 million to overall reserve levels, was not a change in actuarial methods, but rather a change in management estimates. The reserves estimated in both the earlier years and current years were stated within actuarially determined ranges. Statutory accounting principles require reserves to be reported on a net basis—i.e., after reinsurance. Generally accepted accounting principles require reserves to be reported on a gross basis—i.e. before reinsurance, with a corresponding asset established for the reinsurance recoverable. When compared on either a gross or net basis, the statutory and GAAP reserves are identical.

Reinsurance Ceded

    In accordance with industry practice, we transfer, or cede, to other insurance companies some of our potential liability under insurance policies we have underwritten. This practice helps us

  •
  reduce our net liability on individual risks,

  •
  reduce our risk from natural catastrophes,

  •
  stabilize our underwriting results, and

  •
  increase our underwriting capacity.

    As payment for sharing a portion of our risk, we are also required to share a part of the premium we receive on the related policies. Transferring or ceding insurance liability to another insurance company is called "reinsurance ceded."

    MEEMIC determines the amount and scope of reinsurance coverage to purchase each year based upon an evaluation of the risks accepted, consultations with reinsurance brokers and a review of market conditions, including the availability and pricing of reinsurance. For the years ended December 31, 2000 and 1999, MEEMIC ceded to reinsurers $9.1 million and $26.8 million of earned premiums, respectively. The decrease of $17.7 million in amounts ceded to reinsurers for the year ended December 31, 2000 over 1999 was due to the termination of a quota share agreement effective July 1, 1999 between MEEMIC and ProNational Insurance Company, or ProNational, which owns 84.2% of Holdings' common stock.

    MEEMIC's reinsurance arrangements are generally renegotiated annually. Our largest net insured amount on any risk is $200,000. Individual property risks in excess of $200,000 are covered on an excess of loss basis up to $1,000,000 per risk. Casualty risks that are in excess of $200,000 are covered on an excess of loss basis, up to $3,000,000 per occurrence. Additionally, the Michigan Catastrophic Claims Association, or MCCA, provides wage loss and unlimited lifetime medical coverage in excess of $250,000 per occurrence for personal injury losses. Coverages described herein were in place for 2000.

    Catastrophic reinsurance provides additional protection from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, hurricane, earthquake, riot, blizzard, freezing temperatures or other extraordinary events. We have purchased catastrophe reinsurance for automobile physical damage, homeowners and boat property damage in four layers up to $13,500,000 in excess of $500,000 with each layer subject to a retention of 5%.

    Since MEEMIC began offering umbrella policies in 2000, we have a quota share reinsurance arrangement under which we retain 5% and cede 95% of our liability on these policies. We also had a quota reinsurance arrangement in 2000 whereby we ceded 40% of our homeowners liability before the effects of other reinsurance contracts.

    The following table identifies our principal reinsurers, their percentage participation in our aggregate reinsured risk based upon premiums paid by MEEMIC during 2000 and their respective A. M. Best Company ratings as of December 31, 2000. A.M. Best Company classifies "A" and "A-" ratings as "Excellent" and "A++" ratings as "Superior". Other than the entities listed below, no single reinsurer's percentage participation in 2000 exceeded 3% of total ceded reinsurance premiums:

	A.M. Best Company Rating	Amounts Due from Reinsurers	2000 Total Ceded Premiums Written	% of 2000 Total Ceded Premiums Written
	(In thousands)
MCCA	Not Rated	$36,053	$919	10.0%
ProNational Insurance Company	A-	7,263	—	—
American Re	A++	4,687	6,722	73.4
Gerling Global Reins Corp	A	2,625	585	6.4
Dorinco Insurance Company	A	1,000	312	3.4
Other	—	(56)	616	6.8

		$51,572	$9,154	100.0%

    We annually review the financial stability of all of our reinsurers. This review includes a ratings analysis of each reinsurer participating in a reinsurance contract. On the basis of this review, as of December 31, 2000 and 1999, we concluded that there was no material risk of not being paid by our reinsurers. No material difficulties have been experienced by us in collecting amounts due from reinsurers. We believe that our reinsurance is maintained with financially stable reinsurers and that any reinsurance security we have is adequate to protect our interests. However, our inability to collect on our reinsurance, or the inability of our reinsurers to make payments under the terms of reinsurance, due to insolvency or otherwise, could have a material adverse effect on our future results of operations and financial condition.

    The MCCA is an unincorporated nonprofit association created by Michigan law. Every insurer engaged in writing personal protection insurance coverage in Michigan is required to be a member of the MCCA. Although the MCCA acts in the same manner as a reinsurer, it is not an insurance company and hence is not rated by A.M. Best Company.

    Michigan law provides that the MCCA assessments charged to member companies for the reinsurance protection can be recognized in the rate-making process and passed on to policyholders. MCCA covers all personal injury losses incurred by MEEMIC and all other member companies in excess of $250,000. Member companies of the MCCA are charged an annual assessment, based on the number of vehicles for which coverage is written, to cover the losses reported by all member companies. Accordingly, there is no direct relationship between the annual premiums and losses ceded to MCCA. The MCCA requires large reserves to cover Michigan's lifetime medical benefits, which are paid out over many years. We review the actuarial projections provided by the MCCA to monitor its solvency. It is estimated that the MCCA currently has in excess of a $500 million surplus.

Investments

    All of our investment securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standard No. 115.

    An important component of our operating results has been the return on invested assets. Our investment objective is to maximize current returns while maintaining safety of capital together with adequate liquidity for our insurance operations. As of December 31, 2000, 100% of our investment portfolio consisted of investment grade fixed income securities and short-term investments. Approximately 64.3% of our fixed income portfolio was rated AAA by Standard & Poor's as of December 31, 2000, and the portfolio had an overall average credit quality rating of AA. Our investments are managed by an outside investment advisor.

    The following table sets forth information concerning our investments. In our financial statements, investments are carried at fair value as established by quoted market prices on secondary markets. The cost column in the table represents the original cost of preferred stock and the original cost of fixed income securities as adjusted for amortization of premium and accretion of discount.

	At December 31, 2000		At December 31, 1999
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Fixed income securities
United States government and government agencies and authorities	$16,039	$16,076	$18,047	$17,392
Obligations of states, municipalities and political subdivisions	81,410	83,371	76,959	76,162
Corporate obligations	32,449	31,927	22,591	21,815
Collateralized mortgage obligations	28,193	28,567	28,796	28,286
Asset backed securities	4,336	4,452	9,049	9,036

Total fixed income securities:	162,427	164,393	155,442	152,691
Preferred stock	3,752	3,473	4,670	4,662
Real estate	2,300	2,300	2,300	2,300

Total	$168,479	$170,166	$162,412	$159,653

    The table below sets forth the maturity profile of our combined fixed maturity investments as of December 31, 2000, substituting average life for mortgage-backed securities. Fixed maturities are carried at fair value in the consolidated financial statements of MEEMIC. Collateralized and asset-backed securities consist of mortgage pass-through holdings and securities backed by credit card receivables, auto loans and home equity loans. Our securities follow a structured principal repayment schedule and are rated "AA" or better by Standard & Poor's. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment.

	Amortized Cost	Fair Value	Portion of Fair Value
	(In thousands)
1 year or less	$9,157	$9,179	5.5%
More than 1 year through 5 years	51,479	51,532	30.6
More than 5 year through 10 years	47,180	47,953	28.6
More than 10 years	22,082	22,710	13.5
Collateralized and asset backed securities	32,529	33,019	19.7
Redeemable preferred stocks	3,752	3,473	2.1

	$166,179	$167,866	100.0%

    As of December 31, 2000, the average duration of our fixed maturity investments, including collateralized and asset-backed securities which are subject to paydown was 3.60 years. As a result, the market value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

    Our net investment income, the annualized and tax equivalent total rates of return which include both income and changes in the market value of securities, and the weighted average tax equivalent book yield for the three years ended December 31, 2000, 1999 and 1998 were as follows:

	Year Ended December 31,
	2000	1999	1998
	(In thousands)
Net investment income	$10,768	$8,285	$6,958
Annualized total rate of return	8.57%	1.80%	6.74%
Tax equivalent total rate of return	9.80%	2.72%	7.49%
Weighted average tax equivalent book yield	7.13%	6.93%	6.83%

    The economy slowed considerably in 2000, which resulted in a bond rally that boosted returns. This is in contrast to 1999 and 1998 returns, which were negatively affected by fluctuating interest rates.

A. M. Best Company Rating

    A. M. Best Company, which rates insurance companies, currently assigns an "A-" (Excellent) rating (its fourth highest rating category out of 15 categories) to MEEMIC. A. M. Best Company assigns "A" or "A-" ratings to companies which, in its opinion, have demonstrated excellent overall performance when compared to the standards established by A. M. Best Company. Companies rated "A" and "A-" have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating our financial and operating performance, A. M. Best Company reviews our profitability, leverage and liquidity, as well as our book of business, the adequacy and soundness of our reinsurance, the quality and estimated market value of our assets, the adequacy of our loss reserves, the adequacy of our surplus, our capital structure, the experience and competency of our management and our market presence. A.M. Best Company ratings are based on factors of concern to policyholders and are not directed toward the protection of investors. No assurance can be given that A. M. Best Company will not reduce our current rating in the future.

Competition

    The property and casualty insurance business is highly competitive. We have many Michigan-based competitors, as well as competitors from other states, for our insurance products. Some of these competitors are larger and have much greater financial, technical and operating resources than we have. We compete primarily based on the following factors:

  •
  the price of our insurance products,

  •
  the quality of our insurance products,

  •
  the quality and speed of our service and claims response,

  •
  our financial strength,

  •
  our A.M Best Company rating and other ratings,

  •
  our sales and marketing capability, and

  •
  our technical expertise.

    Our ability to compete successfully depends on a number of factors, many of which are out of our control, such as market conditions, A.M. Best Company and other ratings, and regulatory conditions.

Insurance Regulatory Matters

    General.  Insurance companies are subject to supervision and regulation in the states in which they transact business relating to numerous aspects of their business and financial condition. The primary purpose of this supervision and regulation is to protect policyholders. The extent of such regulation varies, but generally derives from state statutes, which delegate regulatory, supervisory and administrative authority to state insurance departments.

    Michigan insurance companies such as MEEMIC are subject to supervision and regulation by the State of Michigan Office of Financial and Insurance Services, or OFIS. The authority of the OFIS includes:

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

  •
  approving policy forms.

    The OFIS also requires the filing of annual and other reports relating to the financial condition of insurance companies doing business in Michigan. Additionally, Holdings is subject to regulation as an insurance holding company because of its ownership of MEEMIC.

    Examinations are regularly conducted by the OFIS every three to five years. The OFIS's last examination of MEEMIC was as of December 31, 1997. This examination did not result in any adjustments to the financial position of MEEMIC. In addition, there were no substantive qualitative matters indicated in the examination report that had a material adverse impact on the operations of MEEMIC.

    Risk-Based Capital Requirements.  In addition to state-imposed insurance laws and regulations, the OFIS administers the requirements adopted by the National Association of Insurance Commissioners, or NAIC, that require insurance companies to calculate and report information under a risk-based formula that attempts to measure capital and surplus needs based on the risks in a company's mix of products and investment portfolio. Under this formula, we first determine our risk-based capital base level by taking into account risks with respect to our assets and underwriting risks relating to our liabilities and obligations. We then compare our "total adjusted capital" to the base level. Our "total adjusted capital" is determined by subtracting our liabilities from our assets in accordance with rules established by the OFIS. A ratio of total adjusted capital to risk-based capital of less than 2.0 to 1.0 may give rise to enhanced regulatory scrutiny or even a regulatory takeover of the insurer, depending on the extent to which the ratio is less than 2.0 to 1.0.

    MEEMIC's ratio has always exceeded 2.0 to 1.0 in the past, but there can be no assurance that the requirements applicable to MEEMIC will not increase in the future. As of December 31, 2000, MEEMIC's risk-based capital base level was $7.2 million and its total adjusted capital was $79.3 million yielding a ratio of 11.0 to 1.0.

    IRIS Requirements.  The NAIC has also developed a set of financial ratios, referred to as the Insurance Regulatory Information System, or IRIS, for use by state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range of values for each of the IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratio results outside the acceptable range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated review of annual and quarterly filings. Depending on the nature and severity of the underlying cause of the IRIS ratio results being outside the acceptable range, increased regulatory scrutiny could range from increased but informal regulatory oversight to placing a company under regulatory control. For 2000, our results were within the acceptable range for all IRIS tests.

    Guaranty Fund.  We participate in the Property and Casualty Guaranty Association of the State of Michigan, or the Association, which protects policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the Association is authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar year. MEEMIC makes accruals for its portion of assessments when notified of assessments by the Association.

    Holding Company Regulation.  Most states, including Michigan, have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws permit the OFIS and any other relevant insurance departments to examine MEEMIC, Holdings and their respective insurance subsidiaries at any time, to require disclosure of material transactions between MEEMIC, Holdings and Professionals Group, Inc. (the parent company of ProNational), and to require prior approval of transactions, such as extraordinary dividends from MEEMIC to Holdings. All transactions within the holding company system between MEEMIC, Holdings, Professionals Group, Inc., or Professionals, and their respective subsidiaries must be fair and equitable. Under Michigan law, the maximum dividend that may be paid by MEEMIC to Holdings during any twelve-month period without prior regulatory approval of the OFIS is the greater of 10% of MEEMIC's statutory surplus as reported on the most recent annual statement filed with the OFIS, and the net income of MEEMIC for the period covered by such annual statement. As of December 31, 2000, the amount available for payment of dividends in 2001 without prior regulatory approval of the OFIS was approximately $14.5 million.

    Change in Control.  The Michigan Insurance Code requires that the OFIS receive prior notice of and approve a change of control for either MEEMIC or Holdings. The Michigan Insurance Code contains a complete definition of "control." In simplified terms, a person, corporation, or other entity would obtain "control" of MEEMIC or Holdings if they possessed, had a right to acquire possession, or had the power to direct any other person acquiring possession, directly or indirectly, of 10% or more of the voting securities of either company. To obtain approval for a change of control, the proposed acquirer must file an application with the OFIS containing detailed information such as the identity and background of the acquirer and its affiliates, the sources of and amount of funds to be used to effect the acquisition, and financial information regarding the proposed acquirer.

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

    The Michigan Essential Insurance Act.  The Michigan Essential Insurance Act requires an insurer to insure every applicant for automobile insurance who meets the minimum requirements and the insurer's underwriting rules. The underwriting rules must be applied uniformly to all applicants and policyholders. Each insurer must file its underwriting rules with the Insurance Commissioner. In addition, the Essential Insurance Act also limits rating criteria that insurers may employ, requires insurers to develop a "secondary" or merit rating plan under which premium surcharges are levied on poor drivers, establishes a joint underwriting association to provide insurance to individuals who cannot obtain coverage in the insurance market and regulates other types of coverages and informational requirements.

    According to the provisions of the Essential Insurance Act, insurers whose statutory surplus as of December 31, 1979 was $4,000,000 or less could file for an exemption. MEEMIC filed and received an exemption from the provisions of the Essential Insurance Act. We cannot predict whether MEEMIC's exemption from the Essential Insurance Act will be continued.

Employees

    As of December 31, 2000, we had 202 employees. None of the employees are covered by a collective bargaining unit and we believe that employee relations are good.

Executive Officers of Registrant

    Set forth below is information about the executive officers as of December 31, 2000. Executive officers are appointed annually by, and serve at the pleasure of, Holdings' Board of Directors.

Name	Age	Position with Holdings	Position with MEEMIC
R. Kevin Clinton	46	President and Chief Executive Officer	President and Chief Executive Officer
Annette E. Flood	42	Secretary	Senior Vice President, Secretary and Chief Operating Officer
Christine C. Schmitt	44	Treasurer and Chief Financial Officer	Senior Vice President, Treasurer and Chief Financial Officer
Lynn M. Kalinowski	49	—	Executive Vice President
William P. Sabados	51	—	Senior Vice President and Chief Information Officer

    R. Kevin Clinton, FCAS, MAAA, has been the President, Chief Executive Officer and a director of Holdings since October 1998 and is also the President, Chief Executive Officer and a director of MEEMIC. Mr. Clinton has been a Vice President of Professionals since 1996 and a director of Professionals since September 1997, and was Chief Financial Officer of Professionals from 1996 to March 2000. Mr. Clinton served as a Vice President, Treasurer and Actuary of ProNational from 1990 through June 1997. Prior to becoming an officer of ProNational, Mr. Clinton was ProNational's consulting actuary from 1986 to 1990. He formerly served as the Actuary for the Michigan Insurance Bureau (now the State of Michigan Office of Financial and Insurance Services) and in the actuarial department of Michigan Mutual Insurance Company. Mr. Clinton is a Fellow of the Casualty Actuarial Society and a Member of the American Academy of Actuaries. Mr. Clinton is a graduate of The University of Michigan where he received a bachelor's degree in business administration and a master's degree in actuarial science.

    Annette E. Flood, Esq., R.N., has been the Secretary and a director of Holdings since October 1998 and is also the Chief Operating Officer, Secretary and a director of MEEMIC. Ms. Flood was the Secretary of Professionals from 1996 to October 2000. Ms. Flood served as Senior Vice President, Corporate Secretary and Legal Counsel of ProNational from 1992 to October 2000. Prior to joining ProNational, Ms. Flood was employed by Lansing General Hospital, Lansing, Michigan, from 1986 to 1992, most recently in the capacity of Vice President, Legal Services and Quality Management. Prior to joining the Lansing General Hospital Staff, Ms. Flood was an attorney in the litigation section of the law firm of Dykema Gossett PLLC, Lansing, Michigan. Ms. Flood has a B.S.N. degree in nursing from The University of Michigan and a law degree from Wayne State University Law School.

    Christine C. Schmitt has been Treasurer and Chief Financial Officer of Holdings since October 1998 and Senior Vice President and Chief Financial Officer of MEEMIC since joining the Company in 1993. Prior to joining MEEMIC, Ms. Schmitt was Director of Finance of the Hayman Company, a property management company. Ms. Schmitt is a Certified Public Accountant with thirteen years experience with the public accounting firm of Coopers & Lybrand LLP. She is a graduate of Wayne State University with a B.S. degree in accounting.

    Lynn M. Kalinowski has been a director of Holdings since October 1998 and a director and Executive Vice President of MEEMIC since May 1997. Mr. Kalinowski served as President of MEEMIC from 1993 to May 1997. Prior to joining MEEMIC in 1993, Mr. Kalinowski was the President of Southern Michigan Mutual Insurance Company and previously served as Director of Financial Analysis for the Michigan Insurance Bureau (now the State of Michigan Office of Financial and Insurance Services). Mr. Kalinowski is a graduate of Ferris State University where he received a bachelor's degree in accounting.

    William P. Sabados has been Vice President and Chief Information Officer of MEEMIC since joining the Company as an officer in 1997. Mr. Sabados has been Chief Information Officer of Professionals since July 1998 and is also a director and Chief Information Officer of ProNational. From 1987 to 1997, he was Vice President of Information Systems for the Investor Insurance Group. Prior to that, Mr. Sabados served as Director of Membership Billing for Blue Cross/Blue Shield North East Ohio in Cleveland Ohio since 1984. Mr. Sabados is a graduate of David M. Myers College with a bachelor's degree.

Forward-Looking Statements

    We make forward-looking statements in this report and may make such statements in future filings with the SEC. We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations. When we use any of the words "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.

    We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that a number of factors, all of which are difficult to predict and many of which are beyond our control, could affect our future results and performance and any other expectations expressed in our forward-looking statements. This could cause our actual results, performance and experience to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the following:

  •
  an increase in the frequency and severity of claims;

  •
  an increase in the frequency and severity of catastrophic events;

  •
  our potential inability to change and implement new sales force contracts;

  •
  future adverse economic conditions in the regional and national markets in which the companies compete;

  •
  adverse changes in financial market conditions, including, but not limited to, changes in interest rates;

  •
  a higher inflation rate;

  •
  inadequate estimates of loss reserves and adverse trends in losses and loss adjustment expenses;

  •
  intensified competition;

  •
  the potential inability to carry out business plans;

  •
  the potential inability to enter new markets successfully and capitalize on growth opportunities;

  •
  adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and environmental, tax or accounting matters;

  •
  the potential inability to maintain an excellent A.M. Best Company rating;

  •
  the potential inability to obtain adequate reinsurance coverage at reasonable rates; and

  •
  our reinsurers' potential inability to fulfill their financial obligations to us.

    Other factors we do not currently anticipate may also materially and adversely affect our results of operations. We do not undertake any obligation to publicly release any revisions, which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of Holdings shareholders during the fourth quarter of 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

    Shares of common stock of Holdings began trading on The Nasdaq Stock Market® under the symbol "MEMH" on July 2, 1999. The table below sets forth the high and low sale prices for the common stock of Holdings on The Nasdaq Stock Market® for the periods indicated from the date it began trading. The initial subscription price in the conversion was $10.00 per share.

2000	High	Low
First Quarter	$16.00	$13.13
Second Quarter	$18.75	$14.88
Third Quarter	$24.63	$17.00
Fourth Quarter	$25.00	$20.25
1999	High	Low
Third Quarter	$18.00	$12.94
Fourth Quarter	$16.63	$14.25

    As of March 1, 2001 there were 1,318 record holders of shares of the common stock.

    Holdings has not declared or paid any cash dividends on its common stock. Holdings may pay cash dividends on the common stock at times determined by the board of directors and when legally allowed. Payment of dividends by Holdings may be contingent on the receipt of dividends from MEEMIC. The payment of dividends by MEEMIC is subject to limitations imposed by the Michigan Insurance Code. See "Item 1—Business—Insurance Regulatory Matters." Holdings does not intend to pay any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

    The following selected financial data are derived from our consolidated financial statements, except for selected statutory data (which are presented in accordance with statutory accounting practices). Information for periods prior to the formation of Holdings in 1998 relates to MEEMIC and its subsidiary. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report. See also Note 1 of the Company's consolidated financial statements. Statutory financial statistics are presented to provide information that can be readily compared to statistics of other companies in the property and casualty insurance industry to evaluate the Company's performance. These statistics should be evaluated along with the generally accepted accounting principles, or GAAP, information presented herein. See Note 16 of the consolidated financial statements for a discussion of the principal differences between GAAP and statutory accounting practices, and for a reconciliation of consolidated net income and equity, as reported in conformity with GAAP, with statutory net income and statutory surplus, as determined in accordance with statutory accounting practices, as prescribed or permitted by the OFIS.

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(dollars in thousands, except share data)
Revenue Data:
Direct premiums written	$130,290	$122,364	$113,258	$106,349	$104,993
Net premiums written	121,136	95,596	66,190	75,000	64,286
Net premiums earned	118,528	93,034	64,040	67,830	62,497
Net investment income	10,768	8,285	6,958	6,677	5,150
Net realized investment (losses) gains	(65)	(20)	31	32	37
Other income	1,713	1,877	2,111	841	588

Total revenues	130,944	103,176	73,140	75,380	68,272
Losses and Expenses:
Losses and loss adjustment expenses	77,227	62,858	43,452	47,302	44,872
Policy acquisition and other underwriting expenses	28,127	19,132	12,658	16,690	16,074
Interest expense	—	906	1,827	1,342	—
Amortization expense	2,924	2,924	2,941	714	—
Conversion costs	—	—	783	—	—
Other expenses	174	15	31	31	11

Total expenses	108,452	85,835	61,692	66,079	60,957
Income from operations before federal income taxes	22,492	17,341	11,448	9,301	7,315
Federal income taxes	6,773	5,531	3,296	2,672	2,064

Income before extraordinary item	15,719	11,810	8,152	6,629	5,251
Extraordinary item	—	1,525	214	—	—

Net income	$15,719	$13,335	$8,366	$6,629	$5,251

Earnings per common share—basic(1)
Income before extraordinary item per common share—basic	$2.38	$1.33
Income per share attributable to extraordinary item—basic	—	0.21

Net income per common share—basic	$2.38	$1.54

Earnings per common share—diluted(1)
Income before extraordinary item per common share—diluted	$2.34	$1.31
Income per share attributable to extraordinary item—diluted	—	0.21

Net income per common share—diluted	$2.34	$1.52

Balance Sheet Data, end of year:
Total investments	$177,025	$159,653	$124,903	$111,543	$90,896
Total assets	309,474	274,649	239,330	214,858	155,775
Losses and loss adjustment expense reserves	107,256	96,009	92,298	84,921	80,353
Total liabilities	162,867	147,464	187,106	171,576	119,773
Total shareholders' equity	146,607	127,185	52,224	43,282	36,002
Book value per common share	$22.03	$19.27	N/A	N/A	N/A
GAAP Ratios:
Loss and loss adjustment expenses ratio(2)	65.2%	67.6%	67.8%	69.7%	71.8%
Policy acquisition and other underwriting expense ratio(3)	23.7%	20.5%	19.8%	24.6%	25.7%
Combined ratio(4)	88.9%	88.1%	87.6%	94.3%	97.5%
Statutory Data:
Combined ratio(5)	90.5%	93.3%	92.1%	92.9%	96.8%
Industry combined ratio(6)	—	105.9%	105.1%	100.4%	104.3%
Statutory surplus	$79,304	$74,611	$40,373	$34,513	$29,141
Ratio of net written premiums to statutory surplus	1.53	1.28	1.64	2.17	2.21

(1)
The weighted average shares outstanding at December 31, 2000 and 1999 were 6,603,796 and 6,599,500 basic common shares, respectively, and 6,723,521 and 6,702,189 common shares, respectively, assuming dilution. Earnings per share for 1999 are computed for the period July 1, 1999 (date of conversion) through December 31, 1999. There were no cash dividends declared during the periods presented.
(2)
Calculated by dividing losses and loss expenses by net premiums earned.
(3)
Calculated by dividing other underwriting expenses by net premiums earned.
(4)
The sum of the GAAP loss and loss adjustment expense ratio and the total underwriting expense ratio.
(5)
The sum of the statutory loss and loss adjustment expense ratio and the total underwriting expense ratio.
(6)
As reported by A.M. Best Company, an independent insurance rating organization, Best's Aggregate & Averages—Property—Casualty 2000 Edition (Priv. Pass. Automobile and Homeowners Quantitative Analysis Report). Data unavailable for the year ended December 31, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion of our financial condition and results of operations contains certain forward-looking statements relating to our anticipated future financial conditions and operating results and our current business plans. In the future, our financial condition and operating results could differ materially from those discussed herein and our current business plans could be altered in response to market conditions and other factors beyond our control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report. See the disclosures under "Item 1—Business—Forward Looking Statements."

Overview

    We provide private passenger automobile, homeowners, boat and umbrella insurance primarily to educational employees and their immediate families in the State of Michigan through our MEEMIC subsidiary. On July 1, 1999 MEEMIC completed its conversion to a stock company, changed its name to MEEMIC Insurance Company and became a wholly-owned subsidiary of Holdings. Pursuant to the plan of conversion, Professionals converted the $21.5 million surplus note of MEEMIC owned by ProNational into stock and fulfilled its obligations as a standby purchaser in the conversion. As of December 31, 2000, Professionals owned 84.2% of the issued and outstanding shares of Holdings.

    On June 23, 2000, Professionals Group, Inc. and Medical Assurance, Inc. jointly announced that they have signed a definitive agreement to consolidate the two companies. The agreement is subject to required regulatory and shareholder approvals and is expected to be completed in 2001. Under terms of the definitive agreement the two parties will form a new holding company, ProAssurance Corporation, which will own all of the stock of Medical Assurance, Inc. and Professionals Group, Inc. Medical Assurance, Inc., ProNational and MEEMIC will continue to serve policyholders under the umbrella of the new holding company, and A.M. Best Company has these companies under review pending the completion of this proposed transaction.

    MEEMIC sells its insurance contracts through over 95 sales representatives associated with our MEIA Agency subsidiary, which is the exclusive distributor of MEEMIC's products and on December 30, 1999 became a wholly-owned subsidiary of Holdings. As of December 31, 2000, MEEMIC had over 132,000 policies in force, representing 166,535 insured vehicles, 41,927 homes, 1,103 boats and 492 umbrella policies.

Financial Condition

    Our total assets increased to $309.5 million at December 31, 2000 from $274.6 million at December 31, 1999. This 12.7% increase in total assets is due to the earnings from 2000 and overall business growth. The majority of our assets consist of bonds, real estate, some preferred stocks, cash and short-term investments that in total were $198.1 million at December 31, 2000 and $168.4 million at December 31, 1999. We primarily invest in high quality bonds with the objective of providing stable income while maintaining liquidity at appropriate levels for our current and long-term requirements. The portfolio consists primarily of government bonds, municipal bonds, collateralized mortgage obligations, and investment grade corporate bonds. The modified duration of investments was 3.60 years at December 31, 2000 compared to 3.97 years at December 31, 1999. As of December 31, 2000 and 1999, the portfolio had an average Standard & Poor's security quality rating of AA (Excellent), and there were no securities in default concerning the timely payment of interest and principal. Our gross unrealized gains and gross unrealized losses in investments in securities were $3.2 million and $1.5 million, respectively, at December 31, 2000 and $488,000 and $3.2 million, respectively, at December 31, 1999. These changes in our gross unrealized gains and losses are a result of fluctuating bond market values due to volatility of interest rates in the marketplace.

    Our recorded estimates of loss and loss adjustment expense reserves were $107.3 million at December 31, 2000 compared to $96.0 million at December 31, 1999. The $11.3 million increase in reserves for 2000 was primarily due to general allowances for growth in the number of insured vehicles and homeowner policies in force. Reserves for losses incurred prior to 2000 were reduced by $9.4 million during 2000 as a result of favorable developments in estimates of prior years' reserves on auto liability. Reserves for losses incurred prior to 1999 were reduced by $7.0 million during 1999. This was caused by the unanticipated reduction in the frequency of claims. We believe this reduction resulted from the 1994 legislative tort reforms in the State of Michigan, which reduced the frequency and shortened the reporting pattern of claims. The 1994 legislation became effective in 1996 and the effects were uncertain at that time. As additional data subsequent to the tort reform has emerged, we anticipate greater stability in the reserve estimates. Uncertainties inherent in the loss estimation process will invariably cause differences in actual ultimate liabilities from estimates. Aggregate loss reserves at December 31, 2000 and 1999 have been certified by an independent actuarial firm and are believed to be a reasonable provision for all unpaid loss and loss expense obligations under the terms of MEEMIC's policies and agreements.

    At December 31, 2000 and 1999, unearned premiums were $36.8 million and $34.1 million, respectively. The increase of 7.9% in unearned premiums at December 31, 2000 compared to December 31, 1999 was comparable to the growth in premiums written.

    Other liabilities at December 31, 2000 were $18.9 million, compared to $17.3 million at December 31, 1999. The increase in 2000 for other liabilities was due primarily to the acquisition of a mail processing machine, which was recorded as a capital lease and the timing of payments related to statutory fees and assessments.

    Our book value per common share outstanding was $22.03 at December 31, 2000, compared to $19.27 at December 31, 1999. Shareholders' equity was $146.6 million at December 31, 2000, compared to $127.2 million at December 31, 1999. The increase of 15.3% in shareholders' equity was primarily due to net income of $15.7 million, and an increase in other comprehensive income that consisted of unrealized gains on the investment portfolio of $2.9 million during the year ended December 31, 2000. The Company also issued 56,000 additional shares of common stock related to employee stock options exercised in 2000 at $10 per share. Additionally, $225,000 was recorded as additional-paid-in capital as a result of a tax benefit from the employee stock options. We expect to use retained earnings to increase the Company's capital base and finance future growth and do not intend to pay any cash dividends in the foreseeable future.

Description of Ratios Analyzed

    In the analysis of our results that follows, we refer to various financial ratios that investors use to analyze and compare the results of insurance companies. These ratios include:

  •
  loss ratio—This ratio compares our insurance losses to our net premiums earned and indicates how much we are paying to policyholders for claims compared to the amount of premiums we are receiving from them. We discuss five components of the loss ratio that relate to the five categories of insurance losses in our business: automobile liability losses, automobile physical damage losses, homeowners losses, boat losses, and umbrella losses. The lower the percentage, the more profitable our insurance business is.

  •
  underwriting expense ratio—This ratio compares our expenses to obtain new business and renew existing business to our net premiums earned. The lower the percentage, the more efficient we are.

  •
  combined ratio—This ratio compares (a) the sum of our expenses to obtain new business and renew existing business, our insurance losses and our expenses related to settling and adjusting claims to (b) our net premiums earned. The lower the percentage, the more profitable our insurance business is. If the percentage is higher than 100%, our insurance business may not be profitable.

Results of Operations—Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

    Net income for 2000 was $15.7 million compared to $13.3 million for 1999. Our income from operations before taxes and extraordinary item was $22.5 million and $17.3 million for 2000 and 1999, respectively, and the after-tax return on equity was 12.4% in 2000 compared to 25.5% in 1999. The primary reason for the increase in income from operations before taxes and extraordinary items for 2000 compared to 1999 was due to our business growth and the retention of more of our premiums from reinsurance contracts.

    Our combined ratio was 88.9% for 2000 compared to 88.1% for 1999. Overall, our loss ratio for 2000 was 57.6%, compared to 58.4% for 1999. The auto liability loss ratio for 2000 was 39.7%, compared to 52.4% for 1999, and the auto physical damage loss ratio for 2000 was 62.1% compared to 58.5% in 1999. The homeowner loss ratio was 96.0% for 2000, compared to 77.4% for 1999. For 2000, the boat loss ratio was 76.6% and there were no umbrella losses. The overall claims experience for the year 2000 was slightly better than 1999, because increases in vehicle damage and property losses from storms in the year 2000 were more than offset by reductions in auto liability losses.

    Our other underwriting expenses ratio increased to 23.7% for 2000, compared to 20.5% for 1999. The increase in other underwriting expense for 2000 compared to 1999 includes additional costs for investments in technology and increased costs for sales force incentives. MEEMIC installed a new computer system and mailer machine, and implemented an automatic deposit payment system for billing and a voice response unit for routine billing calls.

    Net investment income before interest expense was $10.8 million for 2000 compared to $8.3 million for 1999. The increase in net investment income before interest expense was due principally to increases in invested assets because of positive cash flows from operations. Interest expense on the surplus note was $906,000 for 1999. As a result of the surplus note conversion to common stock on July 1, 1999, there was no interest expense for 2000. Consistent with 1999, investment income for 2000 was earned primarily from interest income and not from realized capital gains and losses. The tax equivalent total rate of return, which includes both income and changes in market value of securities, was 9.80% for 2000 and 2.72% for 1999. The increased return in 2000 compared to 1999 was due to a slowing economy and the resulting bond rally. The weighted average tax equivalent book yield of the fixed maturity portfolio was 7.13% for 2000, compared to 6.93% for 1999.

    Total direct premiums written increased to $130.3 million in 2000 from $122.4 million in 1999. Our direct written premiums have increased 6.5% in 2000 due primarily to business growth. Additionally, auto and homeowner premiums increased at a faster rate than the number of insured vehicles and homes due to the increased value of existing homes and an increase in the number of higher valued autos and homes overall. With the continued growth in our homeowners business, our product mix in terms of exposures by line is now 20% homeowners and 79% personal automobile, with the remainder made up by umbrella and boat. Net premiums written for 2000 increased to $121.1 million, or 26.7% from 1999. Net premiums earned for 2000 were $118.5 million compared to $93.0 million for 1999. The increase in net premiums written and earned for 2000 was due to the cancellation of the quota share reinsurance contract on July 1, 1999 with ProNational in connection with the conversion and general business growth.

    Direct premiums written during 2000 for automobile coverage increased 4.4% to $114.4 million, from $109.6 million in 1999. The number of insured vehicles increased 3.4% to 166,535 at December 31, 2000 from 161,133 at December 31, 1999.

    Our homeowners premiums written also continued to increase. Direct premiums written during 2000 for homeowners increased 21.9% to $15.6 million, from $12.8 million in 1999. The number of homeowner policies in force increased 18.7% to 41,927 at December 31, 2000 from 35,309 at December 31, 1999.

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

    Our combined ratio was 88.1% for 1999 compared to 87.6% for 1998. Our income from operations was $17.3 million for 1999 compared to $11.4 million for 1998, and the after-tax return on equity was 25.5% in 1999 compared to 19.3% in 1998. This increase in income for 1999 over 1998 was primarily due to the changes noted above in connection with the conversion. Overall, our loss ratio for 1999 was 58.4%, compared to 56.6% for 1998. The auto liability loss ratio for 1999 was 52.4%, compared to 47.5% for 1998, and the auto physical damage loss ratio for 1999 and 1998 remained constant at 58.5%. The homeowner loss ratio was 77.4% for 1999, compared to 79.1% for 1998. The mild weather conditions for both 1999 and 1998 have resulted in fewer reported claims.

    Our other underwriting expenses ratio increased slightly to 20.5% for 1999, compared to 19.8% for 1998. During 1999 and the beginning of 2000, MEEMIC has increased its investments in technology to support future growth. MEEMIC purchased a new computer system and a large mailer machine, developed a new automatic deposit payment system for billing and has started to implement a voice response unit for routine billing calls.

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

    The net increase in cash was $12.3 million for the year ended December 31, 2000 compared to $4.8 million for the year ended December 31, 1999. Cash provided by operations for the year ended December 31, 2000 was $27.0 million, compared to $19.9 million for the year ended December 31, 1999. The net increase in cash and cash provided by operations during 2000 compared to 1999 was primarily due to our business growth and the retention of more of our premiums from reinsurance contracts.

    Net proceeds from the 1999 conversion to a stock company and related subscription offering were $43.0 million, before offering costs of $700,000 and a donation to the MEEMIC Foundation of $500,000. MEEMIC policyholders subscribed for 1.5 million shares of common stock in Holdings. Also pursuant to the conversion, Professionals converted the $21.5 million surplus note plus accrued interest of $1.5 million into 2.3 million shares at $10 per share of Holdings common stock, and purchased an additional 2.8 million shares in the subscription offering as standby underwriter. After repayment of debt related to the agency acquisition, the remaining net proceeds of approximately $30 million were invested and are being used to support additional premium writings and business expansion.

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

    Cash provided by operations and deemed available for investment was employed in full compliance with our investment policy. Likewise, proceeds of $25.6 million for 2000 and $16.4 million for 1999, substantially from matured and called investments, were reinvested in similar high quality investments. During 2000, 1999 and 1998, we did not have any significant voluntary sales of our long-term fixed maturity securities.

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

Effects of New Accounting Pronouncements

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards, or SFAS, No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," and is effective for fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 138 addresses a limited number of issues that have caused problems for enterprises applying SFAS No. 133. As the Company does not use derivative instruments, we anticipate that the adoption of SFAS No. 133 and No. 138 will not affect the results of operations or financial position of the Company.

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

    We are vulnerable to interest rate risk because, like other insurance companies, we invest primarily in fixed maturity securities, which are interest-sensitive assets. We do not invest in fixed maturity securities for trading purposes. Mortgage-backed securities, which make up approximately 18% of our investment portfolio, are particularly susceptible to interest rate changes. We invest primarily in classes of mortgage-backed securities that are less subject to prepayment risk and, as a result, somewhat less susceptible to interest rate risk than other mortgage-backed securities.

    Our fixed maturity investment portfolio was valued at $168 million at December 31, 2000 and had a duration of 3.60 years. The following table shows the effects of a change in interest rate on the fair value and duration of our portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rate. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Change in Rates	Portfolio value	Change in value	Modified duration
	(Dollars in thousands)
+2%	$155,221	$(12,645)	3.80
+1%	$161,493	$(6,373)	3.94
0%	$167,866	—	3.60
-1%	$174,016	$6,150	3.37
-2%	$179,715	$11,849	3.34

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    See "Item 7—Management's Discussions and Analysis of Financial Condition and Results of Operations—Management of Market Risk."

Item 8. Financial Statements and Supplementary Data

MEEMIC Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2000 and 1999

	2000	1999
	(In thousands, except share data)
Assets
Assets:
Investments
Fixed maturities available for sale, at fair value	$167,866	$157,353
Short-term investments, at cost, which approximates fair value	6,859	—
Real estate, at cost	2,300	2,300

Total investments	177,025	159,653
Cash and cash equivalents	21,093	8,779
Premiums due from policyholders	5,859	4,754
Amounts recoverable from reinsurers	50,472	40,458
Amounts recoverable from reinsurers, related party	7,263	10,886
Accrued investment income	2,462	2,226
Deferred federal income taxes	3,610	4,637
Property and equipment, at cost, net of accumulated depreciation	3,922	3,185
Deferred policy acquisition costs	2,784	2,720
Intangible assets, net of amortization	33,420	36,344
Federal income taxes recoverable	761	—
Other assets	803	1,007

Total assets	$309,474	$274,649

Liabilities and Shareholders' Equity
Liabilities:
Loss and loss adjustments expense reserves	$107,256	$96,009
Unearned premiums	36,755	34,148
Payable related to acquisition	1,040	1,066
Accrued expenses and other liabilities	11,512	9,293
Accrued expenses and other liabilities, related party	141	227
Premiums ceded payable	6,163	5,552
Federal income taxes payable	—	1,169

Total liabilities	162,867	147,464

Commitments and contingencies (Note 17)	—	—
Shareholders' equity:
Common stock, no par value; 10,000,000 shares authorized; 6,655,500 and 6,599,500 shares issued and outstanding in 2000 and 1999, respectively	65,855	65,295
Additional paid-in capital	225	—
Retained earnings	79,430	63,711
Accumulated other comprehensive income (loss):
Net unrealized appreciation (depreciation) on investments, net of deferred federal income taxes of $590 and ($938) in 2000 and 1999, respectively	1,097	(1,821)

Total shareholders' equity	146,607	127,185

Total liabilities and shareholders' equity	$309,474	$274,649

The accompanying notes are an integral part of the consolidated financial statements.

MEEMIC Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998
	(In thousands, except share data)
Revenues and other income:
Premiums written	$130,290	$122,364	$113,258
Premiums ceded, related party	—	(22,513)	(42,694)
Premiums ceded, other	(9,154)	(4,255)	(4,374)

Net premiums written	121,136	95,596	66,190
Increase in unearned premiums, net of prepaid reinsurance premiums	(2,608)	(2,562)	(2,150)

Net premiums earned	118,528	93,034	64,040
Net investment income	10,768	8,285	6,958
Net realized investment (losses) gains on fixed maturities	(65)	(20)	31
Other income	1,713	1,877	2,111

Total revenues and other income	130,944	103,176	73,140

Expenses:
Losses and loss adjustment expenses, net (including ($192), $15,072 and $25,299 ceded to related party in 2000, 1999 and 1998, respectively)	77,227	62,858	43,452
Policy acquisition and other underwriting expenses:
Other policy acquisition and underwriting expenses	27,385	24,990	23,580
Ceding commissions, related party	—	(7,227)	(12,995)
Management fees, related party	742	1,369	2,073

	28,127	19,132	12,658
Interest expense, related party	—	906	1,827
Amortization expense	2,924	2,924	2,941
Conversion costs	—	—	783
Other expenses	174	15	31

Total expenses	108,452	85,835	61,692

Income from operations before federal income taxes and extraordinary item	22,492	17,341	11,448
Federal income taxes	6,773	5,531	3,296

Income before extraordinary item	15,719	11,810	8,152
Extraordinary item:
Gain on early extinguishment of debt, net of federal income taxes of $785 and $110 for 1999 and 1998, respectively	—	1,525	214

Net income	$15,719	$13,335	$8,366

Earnings per common share—basic*
Income before extraordinary item per common share—basic	$2.38	$1.33
Income per share attributable to extraordinary item—basic	—	0.21

Net income per common share—basic	$2.38	$1.54

Earnings per common share—assuming dilution*
Income before extraordinary item per common share—assuming dilution	$2.34	$1.31
Income per share attributable to extraordinary item—assuming dilution	—	0.21

Net income per common share—assuming dilution	$2.34	$1.52

Weighted average shares outstanding—basic	6,603,796	6,599,500

Weighted average shares outstanding—assuming dilution	6,723,521	6,702,189

*
Earnings per share for 1999 are computed for the period July 1, 1999 (date of conversion) through December 31, 1999.

The accompanying notes are an integral part of the consolidated financial statements.

MEEMIC Holdings, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity and Comprehensive Income

For the Years Ended December 31, 2000, 1999 and 1998

	Common stock	Retained earnings	Accumulated other comprehensive income	Additional paid-in capital	Total shareholders' equity
	(In thousands)
Balances, January 1, 1998	$—	$42,010	$1,272	$—	$43,282
Net income		8,366			8,366
Net appreciation on investment securities			576		576

Balances, December 31, 1998	—	50,376	1,848		52,224
Net income		13,335			13,335
Issuance of common stock	65,295				65,295
Net depreciation on investment securities			(3,669)		(3,669)

Balances, December 31, 1999	65,295	63,711	(1,821)		127,185
Net income		15,719			15,719
Issuance of common stock	560				560
Tax benefit from employee stock options				225	225
Net appreciation on investment securities			2,918		2,918

Balances, December 31, 2000	$65,855	$79,430	$1,097	$225	$146,607

	Years ended December 31,
	2000	1999	1998
Comprehensive income:
Net income	$15,719	$13,335	$8,366
Net unrealized appreciation (depreciation) on investments, net of reclassification adjustment and net of deferred federal income tax of $1,528 in 2000, ($1,890) in 1999, and $297 in 1998	2,918	(3,669)	576

Comprehensive income	$18,637	$9,666	$8,942

The accompanying notes are an integral part of the consolidated financial statements.

MEEMIC Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998
	(In thousands)
Cash flows from operating activities:
Net income	$15,719	$13,335	$8,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,420	3,987	3,483
Realized losses (gains) on investments	65	20	(31)
Net (accretion of discount)/amortization of premiums on investments	(24)	89	36
Deferred federal income taxes	(501)	591	(897)
Extraordinary gain on early extinguishment of debt	—	(2,310)	(324)
Changes in assets and liabilities:
Premiums due from policyholders	(1,105)	(913)	(241)
Amounts due from reinsurers	(5,780)	1,450	(6,747)
Accrued investment income	(236)	(621)	(118)
Deferred policy acquisition costs	(64)	(2,441)	1,326
Other assets	204	(297)	(346)
Loss and loss adjustment expense reserves	11,247	3,711	7,377
Unearned premiums	2,607	2,562	2,150
Accrued expenses and other liabilities	2,133	299	2,655
Federal income taxes payable/recoverable	(1,705)	423	453

Net cash provided by operating activities	26,980	19,885	17,142

Cash flows from investing activities:
Purchase of short-term investments	(12,995)	(951)	(1,906)
Proceeds from sale or maturity of short-term investments	6,136	2,857	1,894
Proceeds from maturity of securities available for sale	25,613	16,377	13,881
Purchases of securities available for sale	(31,721)	(56,402)	(26,361)
Proceeds from sales of property and equipment	159	287	42
Purchases of property and equipment	(2,392)	(2,386)	(958)
Purchase of real estate	—	(2,300)	—

Net cash used in investing activities	(15,200)	(42,518)	(13,408)

Cash flows from financing activities:
Proceeds from issuance of common stock	560
Proceeds from initial public offering	—	42,973	—
Initial public offering costs	—	(700)	—
Payment on payable related to acquisition	(26)	(14,839)	(1,960)

Net cash provided by (used in) financing activities	534	27,434	(1,960)

Net increase in cash and cash equivalents	12,314	4,801	1,774
Cash and cash equivalents, beginning of year	8,779	3,978	2,204

Cash and cash equivalents, end of year	$21,093	$8,779	$3,978

Supplemental disclosures of cash flow information:
Federal income taxes paid	$8,500	$5,300	$3,850

Interest paid	$—	$2,734	$1,342

Supplemental disclosure of noncash financing activities:
Conversion of surplus note and accrued interest for
MEEMIC Holdings, Inc. stock		$23,022

The accompanying notes are an integral part of the consolidated financial statements.

MEEMIC Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business

    MEEMIC Holdings, Inc. and subsidiaries (the "Company") is an insurance holding company incorporated under Michigan law in October 1998. The Company owns all of the issued and outstanding common stock of MEEMIC Insurance Services Corp. and MEEMIC Insurance Company ("MEEMIC"), a stock insurance company incorporated under Michigan law. MEEMIC is a property and casualty insurance company that operates as a single segment writing full coverage private passenger automobile, homeowner, boat and umbrella insurance products primarily for educational employees and their immediate families exclusively in the State of Michigan. MEEMIC sells its insurance contracts through its sister company, MEEMIC Insurance Services Corp., d/b/a MEIA Insurance Agency, which is the exclusive distributor of the Company's products.

2. Summary of Significant Accounting Policies

  Basis of presentation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles ("GAAP"), which vary in certain respects from statutory accounting practices followed in reporting to insurance regulatory authorities (see Note 16 for the effect of such differences). All material intercompany balances and transactions have been eliminated. The financial information for periods prior to the formation of MEEMIC Holdings, Inc. relates to MEEMIC and its subsidiary. Certain amounts for 1998 have been reclassified to conform to 2000 presentation.

  Cash equivalents

    Cash equivalents include money market funds with original maturities of less than three months.

  Investments

    At December 31, 2000 and 1999, all of the Company's securities are classified as available-for-sale and are those securities that would be available to be sold in response to the Company's liquidity needs, changes in market interest rates and asset-liability management strategies, among others.

    Available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of the related income tax effect, excluded from income and reported as a separate component of shareholders' equity.

    A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. All declines in fair values of the Company's investment securities in 2000 or 1999 were deemed to be temporary.

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

  Losses and loss adjustment expense reserves

    Losses and loss adjustment expense reserves represent the accumulation of individual case estimates for reported losses and loss adjustment expenses, bulk adjustments to case estimates and actuarial estimates for incurred but not reported losses and loss adjustment expenses, based upon the Company's actual experience, assumptions and projections as to claims frequency, severity, inflationary trends and settlement payments. The reserve for losses and loss adjustment expenses is intended to cover the ultimate net cost of all losses and loss adjustment expenses incurred but unsettled through the balance sheet date reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation approximated $1,285,000 at December 31, 2000 and 1999. The reserve is stated gross of reinsurance ceded.

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

    Commencing September 15, 2000 the Company is included in the consolidated federal income tax return with Professionals Group, Inc., (see Note 3). The method of allocation between the companies is subject to written agreement approved by the Board of Directors. Allocation is based upon separate return calculations with current credit for net losses. Intercompany tax balances are reconciled at least annually.

  Intangibles

    Intangibles primarily consist of the excess of cost over fair market value of net tangible assets of an acquired business. Intangible assets, including noncompete agreements, are amortized on a straight-line basis over periods ranging from 5 to 15 years. Accumulated amortization totaled $9,504,000 and $6,580,000 at December 31, 2000 and 1999, respectively.

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

  Net income per share

    Net income per share is calculated by dividing net income per share by the weighted-average number of common shares outstanding. The weighted-average common shares used for determining basic income per common share were 6,603,796 for the year ended December 31, 2000 and 6,599,500 for the period July 1, 1999 (the date of conversion) through December 31, 1999. The effect of dilutive stock options added 119,725 shares for the year ended December 31, 2000 and 102,689 shares for the period July 1, 1999 (date of conversion) through December 31, 1999, for the computation of diluted income per common share.

  Accumulated other comprehensive income

    Accumulated other comprehensive income consists solely of unrealized gains or losses on the Company's available for sale securities. Realized investment (losses) gains on securities held as of the beginning of the year totaling ($64,743), ($20,203), and $31,012 in 2000, 1999, and 1998, respectively, had unrealized (depreciation) appreciation of ($40,141), $30,904, and $56,570 at the beginning of 2000, 1999, and 1998, respectively.

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

3. Conversion

    On July 1, 1999 MEEMIC converted from a mutual to a stock insurance company and became a wholly-owned subsidiary of the Company. Prior to the conversion, the Company did not engage in any significant operations and did not have assets or liabilities. Since July 2, 1999, the Company has been trading on the Nasdaq National Market under the symbol "MEMH". Net proceeds of the initial public offering of the Company were $42,973,000, before offering costs of $700,000 and a donation to the MEEMIC Foundation of $500,000. MEEMIC policyholders subscribed for 1,533,983 shares of common stock in the Company. Also pursuant to the plan of conversion, Professionals Group, Inc. converted a $21.5 million surplus note (plus accrued interest) of MEEMIC owned by ProNational Insurance Company ("ProNational"), a wholly-owned subsidiary of Professionals Group, Inc. into 2,302,209 shares of the Company; and, Professionals Group, Inc. fulfilled its obligations as standby purchaser by purchasing an additional 2,763,308 shares in the subscription offering. Since the conversion, Professionals Group, Inc. has continued to purchase additional shares in the open market. At December 31, 2000, Professionals Group, Inc. owned 84.2% of the issued and outstanding shares of the Company.

    As contemplated in the conversion plan, the amount payable relating to the agency acquisition was substantially repaid in 1999. In accordance with the purchase agreement, certain former agency shareholders elected to accelerate the individual amount due to them related to the agency acquisition. Settlements of these early extinguishments of debt resulted in an extraordinary item reflected on the 1999 and 1998 income statements.

    On June 23, 2000, Professionals Group, Inc. and Medical Assurance, Inc. jointly announced that they have signed a definitive agreement to consolidate the two companies. The agreement is subject to required regulatory and shareholder approvals and is expected to be completed in 2001. Under terms of the definitive agreement the two parties will form a new holding company, ProAssurance Corporation, that will own all of the stock of Medical Assurance, Inc. and Professionals Group, Inc. Medical Assurance, Inc., ProNational and MEEMIC will continue to serve policyholders under the umbrella of the new holding company.

4. Investments

    A summary of amortized cost, gross unrealized gains and losses and estimated fair value of investments in securities as of December 31, 2000 and 1999, follows:

	2000
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$16,039	$151	$114	$16,076
Debt securities issued by states of the United States and political subdivisions of the states	81,410	2,046	85	83,371
Corporate debt securities	32,449	409	931	31,927
Mortgage-backed securities:
Government	28,193	412	38	28,567
Other	2,242	72	—	2,314
Other asset-backed securities	2,094	44	—	2,138
Redeemable preferred stocks	3,752	17	296	3,473

Total	$166,179	$3,151	$1,464	$167,866

	1999
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$18,047	$2	$657	$17,392
Debt securities issued by states of the United States and political subdivisions of the states	76,959	386	1,183	76,162
Corporate debt securities	22,591	32	808	21,815
Mortgage-backed securities:
Government	28,796	27	537	28,286
Other	3,025		5	3,020
Other asset-backed securities	6,024	3	11	6,016
Redeemable preferred stocks	4,670	38	46	4,662

Total	$160,112	$488	$3,247	$157,353

    The amortized cost and estimated fair value of fixed maturities at December 31, 2000, by contractual maturity, are shown below. Expected maturities on certain corporate and mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Estimated fair value
	(In thousands)
Due in one year or less	$9,157	$9,179
Due after one year through five years	51,479	51,532
Due after five years through ten years	47,180	47,953
Due after ten years	22,082	22,710

	129,898	131,374
Mortgage-backed securities:
Government	28,193	28,567
Other	2,242	2,314
Other asset-backed securities	2,094	2,138
Redeemable preferred stocks	3,752	3,473

Total	$166,179	$167,866

    In 2000, 1999, and 1998, the Company did not have any significant voluntary sales of fixed maturity securities. A summary of the sources of net investment income follows:

	Years ended December 31,
	2000	1999	1998
	(In thousands)
Fixed maturities	$9,597	$7,525	$6,622
Short-term investments and cash	1,187	913	581
Other investment assets	277	166	127

Total investment income	11,061	8,604	7,330
Less investment expenses	293	319	372

Net investment income	$10,768	$8,285	$6,958

    Increases (decreases) in net unrealized gains of fixed maturities were $4,446,000, ($5,560,000), and $873,000 at December 31, 2000, 1999, and 1998, respectively.

    At December 31, 2000, U. S. Treasury notes and certificates of deposit with a carrying value of $2,040,000 were on deposit with regulatory authorities, as required by law.

5.  Fair Value of Financial Instruments

    SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In situations where quoted market prices are not available, fair values are to be based on estimates using present value or other valuation techniques. SFAS No. 107 excludes certain insurance-related assets and liabilities and all nonfinancial instruments from its disclosure requirements. Due to the short-term nature of other financial instruments such as cash, the premiums due from policyholders, amounts due from reinsurers and accrued investment income, the fair value of these items approximate their carrying value. Additionally, the carrying value approximates fair value of the payable related to acquisition due to the accelerated payment option available to the Company.

6.  Related Party Transactions

    Professionals Group provided MEEMIC with information system services and certain consulting services under a Management Services Agreement. Fees for such services were $1,066,000 for 1999, $2,073,000 for 1998 and were included in other underwriting expenses. The Management Services Agreement was terminated effective July 1, 1999. As of July 1, 1999 MEEMIC entered into an Expense Allocation Agreement with ProNational covering indirect expenses and salaries of key company personnel. Expenses related to this agreement were $742,000 and $304,000 for 2000 and 1999, respectively. Also effective July 1, 1999, MEEMIC canceled its quota share reinsurance contract with ProNational (Note 7).

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

    The Company has various excess of loss and quota share reinsurance agreements. As of December 31, 2000, the Company's maximum current net retention, subject to certain adjustments of risk on any single coverage per claim after reinsurance is $200,000. In 2000, the Company was involved in two quota share reinsurance agreements. Since the Company began offering umbrella policies, a quota share reinsurance arrangement was entered into in which the Company retains 5% and cedes 95% of the liability on these policies. The Company also has a quota share reinsurance arrangement in 2000 whereby the Company ceded 40% of its homeowners liability before the effects of other reinsurance contracts. Ceding commissions on these agreements were $1,336,000 in 2000.

    The Company continually reviews its reinsurers, considering a number of factors, the most critical of which is their financial stability. Based on these reviews, the Company evaluates its position with reinsurers with respect to existing and future reinsurance.

    At December 31, 2000 and 1999, amounts due from reinsurers were as follows:

	Amounts due from reinsurers
	2000	1999
	(In thousands)
Michigan Catastrophic Claims Association	$36,079	$31,280
American Reinsurance Company	9,188	6,344
Gerling Global Reinsurance Corp. of America	2,647	—
Continental Casualty Company	1,129	2,700
Other	1,429	134

	50,472	40,458
ProNational Insurance Company, related party	7,263	10,886

Total amounts due from reinsurers	$57,735	$51,344

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

    Amounts due from reinsurers consisted of amounts related to:

	December 31,
	2000	1999
	(In thousands)
Paid losses and loss adjustment expenses	$3,117	$1,898
Unpaid losses and loss adjustment expense	54,571	49,446
Unearned premium reserves	47	—

Amounts recoverable from reinsurers	57,735	51,344
Premiums ceded payable	(6,163)	(5,552)

Net amount due from reinsurers	$51,572	$45,792

    Premiums earned and losses and loss adjustment expenses are net of the following reinsurance ceded amounts:

	Years ended December 31,
	2000	1999	1998
	(In thousands)
Premiums earned	$9,107	$26,768	$47,068
Losses and loss adjustment expenses incurred	18,246	16,723	30,278

    From July 1, 1997 through June 30, 1999, the Company had a coinsurance treaty with ProNational to cede 40% of its net retained premiums on a quota share basis. Ceding commissions were $7,227,000 in 1999 and $12,995,000 in 1998. A summary of reinsurance amounts, which are included above, that were ceded to ProNational follows:

	2000	1999	1998
	(In thousands)
Premiums earned	$—	$22,513	$42,694
Losses and loss adjustment expenses incurred	(192)	15,072	25,299

8.  Federal Income Taxes

    Income tax expense is computed under the liability method, whereby deferred income taxes reflect the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and those for income tax purposes.

    The provision for federal income taxes consists of the following:

	Years ended December 31,
	2000	1999	1998
	(In thousands)
Current	$7,274	$4,940	$4,193
Deferred	(501)	591	(897)

Total provision for federal income tax	$6,773	$5,531	$3,296

    The significant components of federal income tax expense are as follows:

	Years ended December 31,
	2000	1999	1998
	(In thousands)
Continuing operations	$6,773	$5,531	$3,296
Extraordinary items	—	785	110
Shareholders' equity	1,303	(1,890)	297

	$8,076	$4,426	$3,703

    Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 35% (34% for 1998) to income or loss before federal income taxes. For the years ended

December 31, 2000, 1999 and 1998, the reasons for these differences, and the tax effects thereof, are as follows:

	Years ended December 31,
	2000	1999	1998
	(In thousands)
Expected tax expense	$7,872	$6,069	$3,892
Dividends received deduction	(56)	(40)	(30)
Tax-exempt interest	(1,241)	(821)	(688)
Other, net	198	323	122

Total federal income tax	$6,773	$5,531	$3,296

    The tax effects of temporary differences that give rise to deferred income tax assets and deferred federal income tax liabilities follow:

	Years ended December 31,
	2000	1999
	(In thousands)
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$1,557	$1,383
Unearned premium reserves	2,573	2,322
Accruals for fringe benefits	900	770
Advanced premiums	111	122
Unrealized losses on investments	—	938
Other, net	82	119

Total deferred federal income tax assets	5,223	5,654

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	974	925
Unrealized gains on investments	590	—
Salvage and subrogation recoverable	34	31
Other, net	15	61

Total deferred federal income tax liabilities	1,613	1,017

Net deferred federal income taxes	$3,610	$4,637

9.  Property and Equipment

    At December 31, 2000 and 1999, property and equipment consisted of the following:

	Years ended December 31,
	2000	1999
	(In thousands)
Data processing equipment, including software	$4,028	$3,637
Furniture, fixtures and equipment	3,939	2,444

	7,967	6,081
Accumulated depreciation	(4,045)	(2,896)

Total property and equipment, net	$3,922	$3,185

10.  Deferred Policy Acquisition Costs

    Changes in deferred policy acquisition costs are summarized as follows:

	Years ended December 31,
	2000	1999	1998
	(In thousands)
Net asset balance, beginning of year	$2,720	$278	$1,604

Amounts deferred:
Commissions to agents	10,511	14,841	13,611
Ceding commission income	(1,336)	(7,227)	(13,028)

Net amounts deferred	9,175	7,614	583
Net amortization	(9,111)	(5,172)	(1,909)

Net asset balance, end of year	$2,784	$2,720	$278

11.  Loss and Loss Adjustment Expense Reserves

    Activity in loss and loss adjustment expense reserves is summarized as follows:

	Years ended December 31,
	2000	1999	1998
	(In thousands)
Balance, beginning of year	$96,009	$92,298	$84,921
Less reinsurance balance recoverable	49,446	53,333	46,905

Net balance, beginning of year	46,563	38,965	38,016
Incurred related to:
Current year	86,730	69,822	47,074
Prior years	(9,503)	(6,964)	(3,622)

Total incurred	77,227	62,858	43,452
Paid related to:
Current year	56,014	42,376	31,009
Prior years	15,138	12,884	11,494

Total paid	71,152	55,260	42,503

Net balance, end of year	52,638	46,563	38,965
Plus reinsurance balances recoverable	54,618	49,446	53,333

Balance, end of year	$107,256	$96,009	$92,298

    As a result of recent favorable developments in estimates of prior years' reserves on auto liability business, the provision for losses and loss adjustment expenses in 2000, 1999, and 1998 decreased by $9,503,000, $6,964,000, and $3,622,000, respectively. Management believes 1994 legislative tort reform in the State of Michigan produced better than expected loss experience and resulted in reductions in prior years' loss reserves in 2000, 1999, and 1998. The 1994 legislation became effective in 1996 and the effects were uncertain at that time. As time has passed, the data and effects of that reform have stabilized and management has reduced reserves related to prior accident years accordingly.

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

13.  Employee Benefit Plans

    The Company has a qualified defined contribution 401(k) plan which covers substantially all of its employees. The Company matches 50% of employees' contributions up to a maximum rate of 2.5% of eligible compensation. In addition, the Company is required to make an elective contribution on behalf of each participant in an amount determined annually by the Company's Board of Directors. However, such elective contribution for a year may, at the discretion of the Company, be omitted in a year in which a net loss is experienced. The charge to income under this plan was $688,000, $609,000, and $505,000 for 2000, 1999 and 1998, respectively.

    The Company also has a qualified defined contribution money purchase plan, covering substantially all employees, in which the Company is required to make a contribution on behalf of each participant in an amount equal to 3 percent of eligible compensation. The charge to income under this plan was $237,000, in 2000, $209,000, in 1999, and $172,000 in 1998.

    The Company has a short-term incentive plan covering all full time permanent employees hired before March 1 for each plan year. Incentive payouts are based on achievement of corporate goals and are calculated as a percentage of base compensation. The charge to income under this plan was approximately $660,000 in 2000, $575,000 in 1999, and $500,000 in 1998.

14.  Stock Options and Awards

    In October 1998, the Company's Board of Directors and sole shareholder adopted a stock compensation plan to provide performance-based compensation to officers, directors and employees of the Company and MEEMIC. Pursuant to the stock compensation plan, 300,000 shares were reserved for future issuance by the Company upon exercise of stock options. If awards should expire, become unexercisable or be forfeited for any reason without having been exercised or without becoming fully vested, the shares of common stock subject to such awards would be available for the grant of additional awards under the stock compensation plan.

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

    Option information regarding the stock compensation plan for the years ended December 31, 2000 and December 31, 1999 follows:

	2000		1999
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	280,000	$10	—	$—
Granted	—	—	280,000	10
Exercised	56,000	10	—	—
Canceled	—	—	—	—

Outstanding at end of year	224,000	$10	280,000	$10

Options exercisable at end of year	—		—

Weighted average fair-value of options granted during the year		$—		$5.14

    Options outstanding as of December 31, 2000 under the stock compensation plan consisted of the following:

Options Outstanding				Options Exercisable
Range of exercise prices	Number	Weighted average remaining contractual life	Weighted average exercise price	Number	Weighted average exercise price
$10	224,000	8.5	$10	—	—

Options available for grant at end of year	20,000

    The Company applies APB Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these stock option plans. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income (in thousands) and net income per common share—assuming dilution would have been reduced to the pro forma amounts below for options granted in 1999:

	2000	1999
	(In thousands)
Net income:
As reported	$15,719	$13,335
Proforma	15,529	13,240
Net income per common share—assuming dilution*:
As reported	$2.34	$1.52
Proforma	$2.31	$1.50

*
The net income per share as reported and proforma for 1999 are computed for the period July 1, 1999 (date of conversion) through December 31, 1999.

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

15.  Lease Agreements

    The Company is obligated under an operating lease for office space.

    At December 31, 2000, future minimum lease payments are as follows:

2001	$778,000
2002	778,000
2003	778,000
2004	778,000
2005 and thereafter	1,446,000

$4,558,000

    The base rate will increase annually at the start of each new lease year by the percentage increase in the CPI-U (Common Price Index for all urban consumers).

    Rental expense was $1,382,000, $1,258,000, and $1,146,000 in 2000, 1999 and 1998, respectively.

16.  Statutory Insurance Accounting Practices

    MEEMIC Insurance Company is required to file financial statements prepared in accordance with statutory insurance accounting practices ("SAP") prescribed or permitted by the State of Michigan Office of Financial and Insurance Services ("OFIS"). The Company does not utilize any permitted accounting practices.

    Accounting practices used to prepare statutory-basis financial statements differ in some respects from GAAP. A reconciliation of statutory capital and surplus at December 31, 2000 and 1999, and statutory net income for the years ended December 31, 2000, 1999 and 1998, of MEEMIC Insurance

Company (as filed with the OFIS), to the amounts shown in the accompanying financial statements follows:

	Years ended December 31,
	2000	1999
	(In thousands)
Statutory capital and surplus	$79,304	$74,611
Net unrealized appreciation (depreciation) on securities available for sale	1,687	(2,759)
Deferred policy acquisition costs capitalized for GAAP	2,784	2,720
Deferred federal income taxes recorded for GAAP	3,610	4,637
Assets nonadmitted for SAP	11,473	10,133
Common stock issued	4,060	3,500
Accumulated intercompany dividends	43,315	34,615
Retained earnings (accumulated deficit) attributable to MEEMIC Holdings, Inc.	374	(272)

Total shareholders' equity per accompanying consolidated balance sheets	$146,607	$127,185

	Years ended December 31,
	2000	1999	1998
	(In thousands)
Statutory net income	$14,508	$8,732	$6,067
Deferred federal income tax expense recorded for GAAP	501	(591)	897
Deferred policy acquisition costs capitalized for GAAP	64	2,442	(1,326)
Net income attributable to non-insurance subsidiary	621	3,024	2,728
Net income (loss) attributable to MEEMIC Holdings, Inc.	25	(272)	—

Net income per accompanying consolidated statements of income	$15,719	$13,335	$8,366

    On January 1, 2001, significant changes to the statutory basis of accounting will become effective. The cumulative effect of these changes, known as the Codification guidance, will be recorded as a direct adjustment to statutory surplus. The effect of adoption is expected to be an increase of approximately $3.6 million (unaudited) to surplus. The Company expects that statutory surplus after adoption will continue to be in excess of the regulatory risk-based capital requirements.

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

18.  Shareholders' Equity

    Approximately $237 million of consolidated assets represents assets of the Company's insurance operations that may not be transferred to the Company in the form of dividends, loans or advances without prior regulatory approval. The amount of dividends that the Company's insurance subsidiary can pay to the Company in any 12-month period is limited to the greater of statutory net income for the preceding year, excluding realized gains (losses) on sales of investments, or 10% of capital and surplus as of the preceding year end. As of December 31, 2000, amounts available for payment of dividends in 2001 without prior regulatory approval of the OFIS is approximately $14.5 million.

19.  Revenue Information

    The Company operates as a single segment offering four insurance products—personal automobile, homeowners and as of March 1, 2000, boat and umbrella policies. Revenue is from unaffiliated customers. Net premiums written and net premiums earned from each of these products is as follows:

	Years ended December 31,
	2000	1999	1998
	(In thousands)
Net premiums written:
Personal automobile	$114,388	$109,553	$103,492
Homeowners	15,618	12,811	9,766
Boat	196	—	—
Umbrella	88	—	—

Total	$130,290	$122,364	$113,258

Net premiums earned:
Personal automobile	$110,486	$84,574	$59,296
Homeowners	7,947	8,460	4,744
Boat	92	—	—
Umbrella	3	—	—

Total	$118,528	$93,034	$64,040

20.  Concentration and Credit Risk

    Premiums written through the Company's sales agency approximated 90% of direct written premiums in each of the years 2000, 1999 and 1998. Additionally, in each of these years, the top ten agents produced, in aggregate, approximately 35% of direct written premiums.

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

21.  Quarterly Financial Data (Unaudited)

    The unaudited operating results by quarter for 2000 and 1999 are summarized below:

	Total revenues and other income	Income before income taxes and extraordinary item	Net income	Net income per common share- assuming dilution
	(In thousands, except share data)
2000:
1st Quarter	$31,443	$3,727	$2,487.36
2nd Quarter	32,203	7,252	5,128.76
3rd Quarter	33,298	7,316	5,355.80
4th Quarter	34,000	4,197	2,749.41

Year	$130,944	$22,492	$15,719

1999:
1st Quarter	$18,892	$1,939	$1,064	—
2nd Quarter	19,168	2,647	2,113	—
3rd Quarter	32,226	5,162	5,026.75
4th Quarter	32,890	7,593	5,132.77

Year	$103,176	$17,341	$13,335

Report of Independent Accountants

To the Board of Directors and Shareholders'
of MEEMIC Holdings, Inc.:

    In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14 present fairly, in all material respects, the financial position of MEEMIC Holdings, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 14 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Grand Rapids, Michigan
February 2, 2001

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MEEMIC HOLDINGS, INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31, 2000 and 1999

	2000	1999
	(In thousands, except share data)
Assets
Investment in subsidiaries:
MEEMIC Insurance Company	$98,860	$89,343
MEEMIC Insurance Services Corporation	29,236	28,615

Total investment in subsidiaries	128,096	117,958
Short-term investments	4,922	—

Total investments	133,018	117,958
Cash	13,453	9,115
Accrued investment income	9	—
Federal income taxes recoverable	127	140

Total assets	$146,607	$127,213

Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities, related party	$—	$28

Total liabilities	—	28
Shareholders' equity:
Common stock, no par value; 10,000,000 shares authorized; 6,655,500 and 6,599,500 shares issued and outstanding in 2000 and 1999, respectively	65,855	65,295
Retained earnings	80,752	61,890

Total shareholders' equity	146,607	127,185

Total liabilities and shareholders' equity	$146,607	$127,213

    These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of MEEMIC Holdings, Inc. and subsidiaries.

See accompanying notes to the condensed financial information of registrant.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MEEMIC HOLDINGS, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2000 and 1999

	2000	1999
	(In thousands)
Revenues and other income:
Net investment income	$570	$87
Dividend income from subsidiary	8,700	6,000

Total revenues and other income	9,270	6,087

Expenses:
Contribution to MEEMIC Foundation	500	500
Other expenses	33	—

Total expenses	533	500
Income before federal income taxes and equity in undistributed income of subsidiaries	8,737	5,587
Federal income taxes	13	(140)

Income before equity in undistributed income of subsidiaries	8,724	5,727
Equity in undistributed income of subsidiaries	6,995	7,608

Net income	$15,719	$13,335

    These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of MEEMIC Holdings, Inc. and subsidiaries.

See accompanying notes to the consolidated financial statements of registrant.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MEEMIC HOLDINGS, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2000 and 1999

	2000	1999
	(In thousands)
Cash flows from operating activities:
Net income	$15,719	$13,335
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(6,995)	(7,608)
Increase in accrued investment income	(9)	—
(Decrease) increase in accrued expenses and other liabilities, related party	(28)	28
Decrease (increase) in federal income taxes recoverable	13	(140)

Net cash provided by operating activities	8,700	5,615

Cash flows from investing activities:
Purchases of short-term investments	(4,922)	—
Purchases of securities available for sale	—	(38,773)

Net cash used in investing activities	(4,922)	(38,773)

Cash flows from financing activities:
Proceeds from initial public offering	—	42,973
Proceeds from common stock issuance	560
Initial public offering costs	—	(700)

Net cash provided by financing activities	560	42,273

Net increase in cash	4,338	9,115
Cash, beginning of year	9,115	—

Cash, end of year	$13,453	$9,115

Supplemental disclosure of noncash investing activities:
Dividend received—MEEMIC Insurance Services Corp.		$28,615

Supplemental disclosure of noncash financing activities:
Conversion of surplus note and accrued interest into MEEMIC Holdings, Inc. stock		$23,022

    These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of MEEMIC Holdings, Inc. and subsidiaries.

See accompanying notes to the consolidated financial statements of registrant.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

MEEMIC HOLDINGS, INC. (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

For the Years Ended December 31, 2000 and 1999

(1) DESCRIPTION OF BUSINESS

    MEEMIC Holdings, Inc. (Holdings) is an insurance holding company incorporated under Michigan law on October 21, 1998. From October 21, 1998 (date of inception) through June 30, 1999 Holdings was inactive, until July 1, 1999 when MEEMIC Insurance Company completed its conversion to a stock company and became a wholly-owned subsidiary of Holdings. Accordingly, condensed financial information for Holdings is only being presented for the years ended December 31, 2000 and 1999. Also, certain amounts for 1999 have been reclassified to conform to 2000 presentation.

    Holdings owns all of the issued and outstanding common stock of the following entities:

    MEEMIC Insurance Company (MEEMIC)—a stock insurance company incorporated under Michigan law on August 10, 1949.

    MEEMIC Insurance Services Corporation (MEIA Agency)—a business corporation incorporated under Michigan law on May 16, 1997, that represents over 95 insurance sales representatives, which is the exclusive distributor of our products. Although 90% of MEIA Agency's business is MEEMIC, the agency represents and receives sales commissions from other insurance carriers who do business in Michigan. On December 30, 1999 upon approval from the State of Michigan Office of Financial and Insurance Services, MEEMIC paid a dividend consisting of MEIA Agency to Holdings. This dividend rearranged the organizational structure of Holdings, such that MEEMIC and MEIA Agency are sister corporations as opposed to a parent/subsidiary relationship and MEIA Agency is a wholly-owned subsidiary of Holdings.

(2) FEDERAL INCOME TAXES

    Commencing September 15, 2000 Holdings is included in the consolidated federal income tax return with Professionals Group, Inc., parent of ProNational Insurance Company, which owned 84.2% of Holdings at December 31, 2000. Under terms of Holdings' tax sharing agreements with its subsidiaries and its parent, income tax provisions for the individual companies are computed on a separate company basis.

SCHEDULE IV—REINSURANCE

MEEMIC HOLDINGS, INC. AND SUBSIDIARIES

For the Years Ended December 31, 2000 and 1999

	Gross amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
	(In thousands)
Property and liability insurance premiums:
Year ended December 31, 2000	$130,290	$9,154	—	$121,136	—
Year ended December 31, 1999	$122,364	$26,768	—	$95,596	—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information called for by this item with respect to the directors of Holdings will be reported in Holdings' Proxy Statement for its 2001 Annual Meeting of Shareholders under the captions "Election of Directors" (excluding the Audit Committee Report) and "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

Item 11. Executive Compensation

    The information called for by this item with respect to executive compensation of Holdings will be reported in Holdings' Proxy Statement for its 2001 Annual Meeting of Shareholders under the captions "Executive Compensation" (excluding the Compensation Committee Report and the Stock Performance Graph) and "Election of Directors—Director Compensation." Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information called for by this item with respect to the security ownership of certain beneficial owners and management of Holdings, Inc. will be reported in Holdings' Proxy Statement for its 2001 Annual Meeting of Shareholders under the caption "Voting Securities and Principal Holders." Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    The information called for by this item with respect to certain relationships and related transactions of Holdings will be reported in Holdings' Proxy Statement for its 2001 Annual Meeting of Shareholders under the caption "Related Party Transactions." Such information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Index to Financial Statements and Financial Statement Schedules

    (a)(1) and (2)

    Financial Statements:

      Consolidated balance sheets as of December 31, 2000 and 1999

      Consolidated statements of income for each of the years ended December 31, 2000, 1999 and 1998

      Consolidated statements of shareholders' equity and comprehensive income for each of the years ended December 31, 2000, 1999, and 1998

      Consolidated statements of cash flows for each of the years ended December 31, 2000, 1999 and 1998

      Notes to consolidated financial statements

    Report of independent accountants

    Financial Statement Schedules:

      II.  Condensed financial information of registrant

      IV.  Reinsurance

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

    (b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEEMIC HOLDINGS, INC.
Date: March 27, 2001	By:	/s/ R. KEVIN CLINTON R. Kevin Clinton President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. KEVIN CLINTON R. Kevin Clinton	Director, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2001
/s/ ANNETTE E. FLOOD Annette E. Flood	Director and Secretary	March 27, 2001
/s/ VICTOR T. ADAMO Victor T. Adamo	Director	March 27, 2001
/s/ JOHN F. DODGE, JR. John F. Dodge, Jr.	Director	March 27, 2001
/s/ THOMAS E. HOEG Thomas E. Hoeg	Director	March 27, 2001
/s/ LYNN M. KALINOWSKI Lynn M. Kalinowski	Director	March 27, 2001
/s/ ANN F. PUTALLAZ Ann F. Putallaz	Director	March 27, 2001
/s/ JAMES O. WOOD James O. Wood	Director	March 27, 2001
/s/ CHRISTINE C. SCHMITT Christine C. Schmitt	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2001

EXHIBIT INDEX

    The following lists the exhibits which are filed as part of this report. Those which have been previously filed are incorporated by reference to such previous filing as indicated below. The Commission file number is 1-14673.

Exhibit Number	Exhibit Description
2.1	Plan of Conversion dated June 24, 1998.(3)
3.1	Articles of Incorporation. (3)
3.2	Bylaws. (2)
10.1	Agreement between MEEMIC, Professionals Insurance Company Management Group and PICOM Insurance Company dated February 7, 1997. (3)
10.4	Quota Share Reinsurance Contract between MEEMIC and PICOM Insurance Company effective July 1, 1997. (3)
10.5	Asset Purchase Agreement between MEEMIC Insurance Services Corporation, Michigan Educators Insurance Agency, Inc. and Michigan Educators Life Insurance Agency, Inc. dated September 22, 1997. (3)
10.6	Inter-Creditor Agreement between MEEMIC Insurance Services Corporation, MEEMIC and Professionals Insurance Company Management Group dated September 22, 1997. (3)
10.7	Agreement of Guaranty between MEEMIC, Michigan Educators Insurance Agency, Inc. and Michigan Educators Life Insurance Agency, Inc. dated September 22, 1997. (3)
*10.8	MEEMIC Amended and Restated Incentive Plan dated as of December 31, 1997. (3)
*10.9	MEEMIC Holdings, Inc. Stock Compensation Plan dated October 21, 1998.(3)
*10.10	Severance/Benefits Agreement with Lynn M. Kalinowski dated August 10, 1993. (3)
10.11	Escrow Agreement, by and among MEEMIC, MEEMIC Holdings, Inc., ChaseMellon Shareholder Services, L.L.C. and The Chase Manhattan Bank, N.A., dated April 16, 1999. (3)
10.12	Expense Allocation Agreement between MEEMIC and ProNational Insurance Company dated July 1, 1999. (2)
*10.13	Form of Stock Option Agreement under the MEEMIC Holdings, Inc. Stock Compensation Plan. (2)
10.14	Tax Allocation Agreement between MEEMIC and ProNational Insurance Company dated September 15, 2000. (1)
*10.15	Change of Control Agreement and related Covenant Not to Compete between MEEMIC Insurance Company, MEEMIC Holdings, Inc. and Lynn M. Kalinowski dated July 1, 2000. (1)
*10.16	Change of Control Agreement and related Covenant Not to Compete between MEEMIC Insurance Company, MEEMIC Holdings, Inc. and Christine C. Schmitt dated July 1, 2000. (1)
*10.17	Change of Control Agreement and related Covenant Not to Compete between MEEMIC Insurance Company, MEEMIC Holdings, Inc. and Annette E. Flood dated July 1, 2000. (1)
*10.18	Change of Control Agreement and related Covenant Not to Compete between MEEMIC Insurance Company, MEEMIC Holdings, Inc. and William P. Sabados dated July 1, 2000. (1)
*10.19	Amendment dated July 1, 2000 to Severance/Benefits Agreement with Lynn M. Kalinowski dated August 10, 1993. (1)
21.1	Subsidiaries of Registrant(2)
23.1	Consent of PricewaterhouseCoopers LLP (1)

*
Current management contracts or compensatory plans or arrangements.

(1)
Filed herewith

(2)
Annual Report on Form 10-K for the year ended December 31, 1999

(3)
Form S-1, No. 333-66671.

QuickLinks

PART 1
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX