Form 10-Q
period 2001-03-31
MEEMIC HOLDINGS INC
filed 2001-05-11
CIK 1072815

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

    The number of shares outstanding of the registrant's common stock, no par value per share, as of May 9, 2001 was 6,655,500.

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets at March 31, 2001 (Unaudited) and December 31, 2000	3
		Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000 (Unaudited)	4
		Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2001 and 2000 (Unaudited)	5
		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000 (Unaudited)	6
		Notes to Condensed Consolidated Financial Statements (Unaudited)	7-8
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Part II.	OTHER INFORMATION
	Signatures		13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEEMIC Holdings, Inc.

and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2001	December 31, 2000
	(Unaudited)
	(In thousands, except share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $170,989 and $166,179 in 2001 and 2000, respectively)	$174,386	$167,866
Short-term investments, at cost, which approximates fair value	10,834	6,859
Real estate, at cost	2,300	2,300

Total investments	187,520	177,025
Cash and cash equivalents	15,234	21,093
Premiums due from policyholders	6,999	5,859
Amounts recoverable from reinsurers	51,632	50,472
Amounts recoverable from reinsurers, related party	6,475	7,263
Accrued investment income	2,493	2,462
Deferred federal income taxes	3,075	3,610
Property and equipment, at cost, net of accumulated depreciation	3,848	3,922
Deferred policy acquisition costs	2,822	2,784
Intangible assets, net of amortization	32,689	33,420
Federal income taxes recoverable	—	761
Other assets	721	803

Total assets	$313,508	$309,474

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$108,258	$107,256
Unearned premiums	36,630	36,755
Payable related to acquisition	1,040	1,040
Accrued expenses and other liabilities	12,482	11,512
Accrued expenses and other liabilities, related party	191	141
Premiums ceded payable	4,392	6,163
Federal income taxes payable	334	—

Total liabilities	163,327	162,867

Shareholders' equity:
Common stock, no par value; 10,000,000 shares authorized; 6,655,500 shares issued and outstanding in 2001 and 2000	65,855	65,855
Additional paid-in capital	225	225
Retained earnings	81,893	79,430
Accumulated other comprehensive income: Net unrealized appreciation on investments, net of deferred federal income taxes of $1,189 and $590 in 2001 and 2000, respectively	2,208	1,097

Total shareholders' equity	150,181	146,607

Total liabilities and shareholders' equity	$313,508	$309,474

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

	2001	2000
	(In thousands, except share data)
Revenues and other income:
Premiums written	$32,457	$29,982
Premiums ceded	(1,409)	(2,054)

Net premiums written	31,048	27,928
Decrease in unearned premiums, net of prepaid reinsurance premiums	125	675

Net premiums earned	31,173	28,603
Net investment income	2,886	2,478
Net realized investment losses on fixed maturities	(26)	(15)
Other income	346	377

Total revenues and other income	34,379	31,443

Expenses:
Loss and loss adjustment expenses incurred, net	22,664	20,103
Policy acquisition and other underwriting expenses:
Policy acquisition and underwriting expenses	7,290	6,732
Management fees, related party	161	131

	7,451	6,863
Amortization expense	731	731
Other expenses	38	19

Total expenses	30,884	27,716

Income from operations before federal income taxes	3,495	3,727
Federal income taxes	1,032	1,240

Net income	$2,463	$2,487

Earnings per common share—basic
Net income per common share—basic	$0.37	$0.38

Earnings per common share—assuming dilution
Net income per common share—assuming dilution	$0.36	$0.37

Weighted average shares outstanding—basic	6,655,500	6,599,500

Weighted average shares outstanding—assuming dilution	6,784,576	6,695,836

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

	2001	2000
	(In thousands)
Comprehensive income:
Net income	$2,463	$2,487
Net unrealized appreciation (depreciation) on investments, net of reclassification adjustment and net of deferred federal income tax of $599 in 2001 and ($79) in 2000	1,111	(67)

Comprehensive income	$3,574	$2,420

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income	$2,463	$2,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,181	1,058
Realized losses on investments	26	15
Net (accretion of discount) amortization of premium on investments	(1)	17
Deferred federal income taxes	(64)	(415)
Changes in assets and liabilities:
Premiums due from policyholders	(1,140)	(383)
Amounts due from reinsurers	(2,143)	(830)
Accrued investment income	(31)	90
Deferred policy acquisition costs	(38)	861
Other assets	82	115
Loss and loss adjustment expense reserves	1,002	2,446
Unearned premiums	(125)	(675)
Accrued expenses and other liabilities	1,020	643
Federal income taxes payable	1,095	169

Net cash provided by operating activities	3,327	5,598

Cash flows from investing activities:
Purchases of short-term investments	(8,897)	(6,948)
Proceeds from sale or maturity of short-term investments	4,922	—
Proceeds from maturity of securities available for sale	11,024	4,087
Purchases of securities available for sale	(15,859)	(3,854)
Proceeds from sales of property and equipment	41	1
Purchases of property and equipment	(417)	(381)

Net cash used in investing activities	(9,186)	(7,095)

Net decrease in cash	(5,859)	(1,497)
Cash, beginning of year	21,093	8,779

Cash, end of period	$15,234	$7,282

Supplemental disclosure of cash flow information:
Federal income taxes paid	—	$1,487

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Description of Business

    MEEMIC Holdings, Inc. and subsidiaries (the "Company") is an insurance holding company incorporated under Michigan law in October 1998. The Company owns all of the issued and outstanding common stock of MEEMIC Insurance Company ("MEEMIC") and MEEMIC Insurance Services Corp. MEEMIC is a property and casualty insurance company that operates as a single segment writing private passenger automobile, homeowner, boat and umbrella insurance products primarily for educational employees and their immediate families exclusively in the State of Michigan. MEEMIC sells its insurance contracts through its sister company, MEEMIC Insurance Services Corp., d/b/a MEIA Insurance Agency, which is the exclusive distributor of the Company's products.

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

    In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

(3) Net Income Per Share

    Net income per share is calculated by dividing net income per share by the weighted-average number of common shares outstanding. The weighted-average common shares used for determining basic income per common share were 6,655,500 and 6,599,500 for the three months ended March 31, 2001 and 2000, respectively. The effect of dilutive stock options added 129,076 and 96,336 shares for the three months ended March 31, 2001 and 2000, respectively for the computation of diluted income per common share.

(4) Related Party Transactions

    ProNational Insurance Company ("ProNational"), a wholly-owned subsidiary of Professionals Group, Inc., owns 84.2% of the issued and outstanding shares of the Company. MEEMIC has an Expense Allocation Agreement with ProNational covering indirect expenses and salaries of key company personnel. Expenses related to this agreement were $161,000 and $131,000 for the three months ended March 31, 2001 and 2000, respectively.

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

    On April 30, 2001 the SEC signed off on the Joint Proxy Statement for the merger. The agreement is subject to shareholder approvals and a meeting of the Professionals Group Shareholders to vote on the merger will be held on June 25, 2001. Assuming approval by the shareholders, the closing of the merger will be held on June 27 and the new company "ProAssurance" will begin trading on the NYSE on June 28, 2001.

(5) Revenue Information

    The Company operates as a single segment offering four insurance products—personal automobile, homeowners, and as of March 1, 2000, boat and umbrella policies. Revenue is from unaffiliated customers. Net premiums written and net premiums earned from each of these products is as follows:

    For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

	2001	2000
	(In thousands)
Net premiums written:
Personal automobile	$28,010	$26,561
Homeowners	3,008	1,357
Boat	29	6
Umbrella	1	4

Total	$31,048	$27,928

Net premiums earned:
Personal automobile	$27,466	$26,755
Homeowners	3,659	1,848
Boat	48	—
Umbrella	—	—

Total	$31,173	$28,603

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this document and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The following discussion of our financial condition and results of operations contains certain forward-looking statements relating to our anticipated future financial conditions and operating results and our current business plans. In the future, our financial condition and operating results could differ materially from those discussed herein and our current business plans could be altered in response to market conditions and other factors beyond our control. Important factors that could cause or contribute to such differences or changes include those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. See the disclosures in that report under "Item 1—Business—Forward-Looking Statements".

Overview

    We provide private passenger automobile, homeowners, boat and umbrella insurance primarily to educational employees and their immediate families in the State of Michigan through our MEEMIC subsidiary. We sell our insurance contracts through over 95 sales representatives associated with our insurance agency subsidiary, which is the exclusive distributor of our products. As of March 31, 2001, we had 134,547 policies in force, representing 166,742 insured vehicles, 43,273 homes, 1,206 boats and 564 personal umbrella policies.

Financial Condition—March 31, 2001 Compared to December 31, 2000

    Our total assets increased to $313.5 million at March 31, 2001 from $309.5 million at December 31, 2000. The majority of our assets consist of investments and cash, that in total were $202.8 million at March 31, 2001 and $198.1 million at December 31, 2000. We primarily invest in high quality bonds with the objective of providing stable income while maintaining liquidity at appropriate levels for our current and long-term requirements. The portfolio consists primarily of government bonds, municipal bonds, collateralized mortgage obligations, and investment grade corporate bonds. The modified duration of investments was 3.84 years at March 31, 2001 compared to 3.60 years at December 31, 2000. At March 31, 2001, the portfolio had an average Standard & Poor's security quality rating of AA (Excellent), and there were no securities in default concerning the timely payment of interest and principal. Our gross unrealized gains and gross unrealized losses in investments in securities were $4.8 million and $1.4 million, respectively, at March 31, 2001 and $3.2 million and $1.5 million, respectively, at December 31, 2000. These changes in our gross unrealized gains and losses are a result of fluctuating bond market values due to volatility of interest rates in the marketplace.

    Our recorded estimates of loss and loss adjustment expense reserves were $108.3 million at March 31, 2001 compared to $107.3 million at December 31, 2000. The $1.0 million net increase in reserves at March 31, 2001 was due to general allowances for growth in the number of insured vehicles and homeowner policies in force.

    Unearned premiums were $36.6 million at March 31, 2001 and $36.8 million at December 31, 2000. The decrease in unearned premiums at March 31, 2001 compared to December 31, 2000 of .6% is due to the timing of renewals for the auto book of business that has a concentration of 6-month renewal dates in April and October.

    Other liabilities were $18.4 million at March 31, 2001 and $18.9 million at December 31, 2000. Within other liabilities, premiums ceded payable were lower at March 31, 2001 compared to December 31, 2000 due primarily to the cancellation of the homeowners quota share reinsurance agreement in 2001.

    Our book value per common share outstanding was $22.56 at March 31, 2001, compared to $22.03 at December 31, 2000. Shareholders' equity increased $3.6 million to $150.2 million at March 31, 2001 from $146.6 million at December 31, 2000. This increase was due to net income of $2.5 million and an increase in other comprehensive income of $1.1 million.

Results of Operations—Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

    Net income for the three months ended March 31, 2001 and 2000 was $2.5 million. Overall, our income from operations before taxes was $3.5 million for the three months ended March 31, 2001 compared to $3.7 million for the three months ended March 31, 2000. The first quarter of 2001 benefited from increased investment income that substantially offset increased claims, resulting in similar income from operations for the first quarter of 2001 compared to the same period in 2000.

    Our direct premiums written were $32.5 million for the three months ended March 31, 2001, an increase of $2.5 million, or 8.3%, compared to direct premiums written of $30.0 million for the three months ended March 31, 2000. Direct premiums written for automobile coverage were $29.2 million for the three months ended March 31, 2001, an increase of 7.4% compared to $27.2 million for the three months ended March 31, 2000. The increase in auto premiums reflects growth in the number of policyholders and an increase in the value of autos being insured. The number of insured vehicles increased 3.6% to 166,742 at March 31, 2001 from 160,917 at March 31, 2000. Our homeowners business also continued to increase. Direct premiums written for homeowners were $3.3 million for the three months ended March 31, 2001, an increase of 17.9%, compared to $2.8 million for the three months ended March 31, 2000. The increase in homeowners premiums was due to growth in the number of policyholders. The number of homeowner policies in force increased 18.3% to 43,273 at March 31, 2001 from 36,571 at March 31, 2000. Also, on March 1, 2000 we began offering boat and umbrella policies of which direct written premiums were $49,000 through March 31, 2001 compared to $10,000 at March 31, 2000.

    Net premiums written were $31.0 million for the three months ended March 31, 2001, an increase of 11.1% compared to $27.9 million for the three months ended March 31, 2000. Net premiums earned were $31.2 million for the three months ended March 31, 2001, an increase of 9.1%, compared to $28.6 million for the three months ended March 31, 2000. The increases in net premiums written and net premiums earned were greater than the increase in direct premiums written due to the cancellation of a quota share agreement whereby 40% of our homeowners business was ceded to a reinsurance company in 2000. In 2001, we are now retaining this homeowners business.

    Our combined ratio was 96.6% for three months ended March 31, 2001, compared to 94.3% for the three months ended March 31, 2000. Overall, our net loss ratio for the three months ended March 31, 2001 was 65.8% compared to 62.9% for the three months ended March 31, 2000.

    Net loss ratios for the personal automobile and homeowners products were as follows:

    For the Three Months Ended March 31:

	2001	2000
Personal auto liability	49.6%	59.5%
Personal auto physical damage	71.9%	65.4%
Total personal auto	64.5%	63.5%
Homeowners	76.7%	54.4%
Overall loss ratio	65.8%	62.9%

    The increases in net loss ratio and combined ratio for the first quarter of 2001 were due to the harsher winter in Michigan during first quarter of 2001 that resulted in increased auto and home claims compared to the same period in 2000.

    Policy acquisition and underwriting expenses were $7.5 million for the three months ended March 31, 2001, compared to $6.9 million for the same period in 2000. The underwriting expenses ratio remained relatively constant at 23.9% for the first quarter of 2001 compared to 24.0% for the first quarter of 2000.

    Net investment income, excluding realized investment losses, was $2.9 million for the three months ended March 31, 2001, compared to $2.5 million for the three months ended March 31, 2000. This increase in investment income was due to increases in invested assets and positive cash flow from operations. Consistent with 2000, investment income for the three months ended March 31, 2001 was earned primarily from interest income and not from realized capital gains or losses. The annualized tax equivalent total rate of return, which includes both income and changes in market value of securities, was 10.90% for the three months ended March 31, 2001 compared to 6.83% for the three months ended March 31, 2000. The increase in the return for the first quarter of 2001 compared to the same period in 2000 was due to a slowing economy and the resulting bond rally. The weighted average tax equivalent book yield of the fixed maturity portfolio was 7.08% for the three months ended March 31, 2001 compared to 6.97% for the same period in 2000.

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

    Cash provided by operations for the three months ended March 31, 2001 was $3.3 million compared to $5.6 million for the three months ended March 31, 2000. The $2.3 million decrease was due to substantially higher loss payments from increased auto and home claims incurred in the first quarter of 2001 compared to the same period in 2000. The net decrease in cash overall was $5.9 million for the three months ended March 31, 2001 compared to a net decrease in cash of $1.5 million for the three months ended March 31, 2000. The $5.9 million decrease in cash reflects a net increase in new investments of $3.3 million provided by operations and $5.9 million in previously uninvested funds.

Effects of New Accounting Pronouncements

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards, or SFAS, No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," and is effective for fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 138 addresses a limited number of issues that have caused problems for enterprises applying SFAS No. 133. As the Company does not use derivative instruments, we adopted SFAS No. 133 and No. 138 and it did not affect the results of operations or financial position of the Company.

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

    Our fixed maturity investment portfolio was valued at $174.4 million at March 31, 2001 and had a duration of 3.84 years. The following table shows the effects of a change in interest rate on the fair value and duration of our portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rate. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Change in Rates	Portfolio Value	Change in Value	Modified Duration
	(dollars in thousands)
+2%	$160,346	$(14,040)	4.20
+1%	$167,319	$(7,067)	4.12
0%	$174,386		3.84
-1%	$180,958	$6,572	3.49
-2%	$187,652	$12,966	3.52

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

MEEMIC HOLDINGS, INC.
DATE:	May 11, 2001	/s/ CHRISTINE C. SCHMITT Christine C. Schmitt Treasurer and Chief Financial Officer (as Chief Financial Officer and on behalf of the registrant)

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
MEEMIC Holdings, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS
MEEMIC Holdings, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF INCOME For the Three Months Ended March 31, 2001 and 2000 (Unaudited)
MEEMIC Holdings, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME For the Three Months Ended March 31, 2001 and 2000 (Unaudited)
MEEMIC Holdings, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2001 and 2000 (Unaudited)
MEEMIC Holdings, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
SIGNATURES