Form 10-Q
period 2001-06-30
MEEMIC HOLDINGS INC
filed 2001-08-13
CIK 1072815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number 001-14673

MEEMIC Holdings, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-3436541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

691 North Squirrel Road, Suite 100 Auburn Hills, Michigan	48321
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (888) 463-3642

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock, no par value per share, as of August 9, 2001 was 6,678,745.

PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements

MEEMIC Holdings, Inc.
and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2001 (Unaudited)	December 31, 2000

	(In thousands, except share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $176,642 and $166,179 in 2001 and 2000, respectively)	$179,975	$167,866
Short-term investments, at cost, which approximates fair value	1,956	6,859
Real estate, at cost	2,300	2,300

Total investments	184,231	177,025
Cash and cash equivalents	24,556	21,093
Premiums due from policyholders	7,506	5,859
Amounts recoverable from reinsurers	49,683	50,472
Amounts recoverable from reinsurers, related party	6,157	7,263
Accrued investment income	2,544	2,462
Deferred federal income taxes	3,726	3,610
Property and equipment, at cost, net of accumulated depreciation	3,695	3,922
Deferred policy acquisition costs	3,152	2,784
Intangible assets, net of amortization	31,958	33,420
Federal income taxes recoverable	-	761
Other assets	913	803

Total assets	$318,121	$309,474

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$107,910	$107,256
Unearned premiums	39,251	36,755
Payable related to acquisition	-	1,040
Accrued expenses and other liabilities	12,749	11,512
Accrued expenses and other liabilities, related party	434	141
Premiums ceded payable	4,740	6,163
Federal income taxes payable	1,328	-

Total liabilities	166,412	162,867

Shareholders' equity:
Common stock, no par value; 10,000,000 shares authorized; 6,678,745 and 6,655,500 shares issued and outstanding in 2001 and 2000, respectively	66,087	65,855
Additional paid-in capital	7	225
Retained earnings	83,449	79,430
Accumulated other comprehensive income: Net unrealized appreciation on investments, net of deferred federal income taxes of $1,167 and $590 in 2001 and 2000, respectively	2,166	1,097

Total shareholders' equity	151,709	146,607

Total liabilities and shareholders' equity	$318,121	$309,474

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

	(In thousands, except share data)
Revenues and other income:
Premiums written	$36,569	$33,764	$69,026	$63,746
Premiums ceded	(1,299)	(2,268)	(2,708)	(4,322)

Net premiums written	35,270	31,496	66,318	59,424
Increase in unearned premiums, net of prepaid reinsurance premiums	(2,621)	(2,409)	(2,496)	(1,734)

Net premiums earned	32,649	29,087	63,822	57,690
Net investment income	2,682	2,573	5,568	5,051
Net realized investment losses on fixed maturities	(1,536)	-	(1,562)	(15)
Other income	524	543	870	920

Total revenues and other income	34,319	32,203	68,698	63,646

Expenses:
Loss and loss adjustment expenses incurred, net	22,736	18,227	45,400	38,329
Policy acquisition and other underwriting expenses:
Policy acquisition and underwriting expenses	8,804	5,881	16,094	12,613
Management fees, related party	173	100	334	231

	8,977	5,981	16,428	12,844

Amortization expense	731	731	1,462	1,462
Other expenses	9	12	47	31

Total expenses	32,453	24,951	63,337	52,666

Income from operations before federal income taxes	1,866	7,252	5,361	10,980
Federal income taxes	310	2,124	1,342	3,365

Net income	$1,556	$5,128	$4,019	$7,615

Earnings per common share - basic
Net income per common share - basic	$0.23	$0.78	$0.60	$1.15

Earnings per common share - assuming dilution
Net income per common share - assuming dilution	$0.23	$0.76	$0.59	$1.14

Weighted average shares outstanding - basic	6,653,959	6,599,500	6,654,725	6,599,500

Weighted average shares outstanding - assuming dilution	6,787,844	6,705,128	6,786,206	6,700,482

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

		(In thousands)
Comprehensive income:
Net income	$1,556	$5,128	$4,019	$7,615
Net unrealized (depreciation) appreciation on investments, net of reclassification adjustment and net of deferred federal income taxes of ($22) and $135 for three months in 2001 and 2000, respectively and $577 and $56 for six months in 2001 and 2000, respectively	(42)	250	1,069	183

Comprehensive income	$1,514	$5,378	$5,088	$7,798

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000 (Unaudited)

	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income	$4,019	$7,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,385	2,081
Realized losses on investments	1,562	15
Net (accretion of discount) amortization of premium on investments	(15)	29
Deferred federal income taxes	(693)	(247)
Changes in assets and liabilities:
Premiums due from policyholders	(1,647)	(1,280)
Amounts due from reinsurers	472	(5,665)
Accrued investment income	(82)	(209)
Deferred policy acquisition costs	(368)	(78)
Other assets	(110)	178
Loss and loss adjustment expense reserves	654	8,752
Unearned premiums	2,496	1,733
Accrued expenses and other liabilities	1,268	2,204
Federal income taxes payable/recoverable	2,365	(423)

Net cash provided by operating activities	12,306	14,705

Cash flows from investing activities:
Purchases of short-term investments	(10,855)	(7,081)
Proceeds from sale or maturity of short-term investments	15,757	-
Proceeds from maturity of securities available for sale	14,335	10,465
Purchases of securities available for sale	(26,344)	(17,369)
Proceeds from sales of property and equipment	47	5
Purchases of property and equipment	(743)	(1,953)

Net cash used in investing activities	(7,803)	(15,933)

Cash flows from financing activities:
Payment on payable related to acquisition	(1,040)	-

Net cash used in financing activities	(1,040)	-

Net increase (decrease) in cash and cash equivalents	3,463	(1,228)
Cash and cash equivalents, beginning of year	21,093	8,779

Cash and cash equivalents, end of period	$24,556	$7,551

Supplemental disclosure of cash flow information:
Federal income taxes paid	$2,116	$3,788

Supplemental disclosure of noncash financing activities:
Common stock issued in cashless exercise of employee stock options	$283	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Description of Business

MEEMIC Holdings, Inc. is an insurance holding company incorporated under Michigan law in October 1998. MEEMIC Holdings, Inc. owns all of the issued and outstanding common stock of MEEMIC Insurance Company (“MEEMIC”) and MEEMIC Insurance Services Corp. MEEMIC is a property and casualty insurance company that operates as a single segment writing private passenger automobile, homeowner, boat and umbrella insurance products primarily for educational employees and their immediate families exclusively in the State of Michigan. MEEMIC sells its insurance contracts through its sister company, MEEMIC Insurance Services Corp., d/b/a MEIA Insurance Agency, which is the exclusive distributor of MEEMIC’s products. MEEMIC Holdings, Inc. and its subsidiaries are sometimes referred to collectively as the “Company”.

(2)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of MEEMIC Holdings, Inc. and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States for Form 10–Q and Rule 10–01 of Regulation S-X financial information. Accordingly, they have not been audited and they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods then ended. Actual results may differ from those estimates.

The most significant estimates that are susceptible to significant change in the near term relate to the determination of the loss and loss adjustment expense reserves. Although considerable variability is inherent in these estimates, management believes that the reserves are adequate. The estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations.

(3)	Net Income Per Share

Net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding. The weighted-average common shares used for determining basic income per common share were 6,653,959 and 6,599,500 for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000 the weighted-average common shares were 6,654,725 and 6,599,500, respectively. The effect of dilutive stock options added 133,885 and 131,481 shares for the three and six months ended June 30, 2001, respectively. For the same periods in 2000, dilutive stock options added 105,628 and 100,982 shares.

(4)	Related Party Transactions

ProNational Insurance Company (“ProNational”), a wholly-owned subsidiary of Professionals Group, Inc., owns 83.9% of the issued and outstanding shares of MEEMIC Holdings, Inc. MEEMIC has an Expense Allocation Agreement with ProNational covering indirect expenses and salaries of key company personnel. Expenses related to this agreement were $173,000 and $334,000 for the three and six months ended June 30, 2001 compared to $100,000 and $231,000 for the same periods in 2000.

On June 27, 2001 Professionals Group, Inc. and Medical Assurance, Inc. completed a consolidation of the two companies by forming a new holding company, ProAssurance Corporation, that owns all of the stock of Medical Assurance, Inc. and Professionals Group, Inc. The stock of ProAssurance began trading on the New York Stock Exchange on June 28, 2001 under the symbol “PRA”. Medical Assurance, Inc., ProNational and MEEMIC will continue to serve policyholders under the umbrella of the new ProAssurance holding company.

(5)	Revenue Information

The Company operates as a single segment offering four insurance products - personal automobile, homeowners, and as of March 1, 2000, boat and umbrella policies. Revenue is from unaffiliated customers. Net premiums written and net premiums earned from each of these products is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

		(In thousands)
Net premiums written:
Personal automobile	$30,132	$28,537	$58,142	$55,098
Homeowners	4,969	2,880	7,977	4,237
Boat	167	78	196	87
Umbrella	2	1	3	2

Total	$35,270	$31,496	$66,318	$59,424

Net premiums earned:
Personal automobile	$28,676	$27,170	$56,142	$53,925
Homeowners	3,911	1,904	7,570	3,752
Boat	60	12	108	12
Umbrella	2	1	2	1

Total	$32,649	$29,087	$63,822	$57,690

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this document and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The following discussion of our financial condition and results of operations contains certain forward-looking statements relating to our anticipated future financial condition and operating results and our current business plans.  In the future, our financial condition and operating results could differ materially from those discussed herein and our current business plans could be altered in response to market conditions and other factors beyond our control.  Important factors that could cause or contribute to such differences or changes include those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  See the disclosures in that report under “Item 1 – Business – Forward-Looking Statements”.

Overview

             We provide private passenger automobile, homeowners, boat and umbrella insurance primarily to educational employees and their immediate families in the State of Michigan through our MEEMIC subsidiary.  We sell our insurance contracts through over 95 sales representatives associated with our insurance agency subsidiary, which is the exclusive distributor of our products.  As of June 30, 2001, we had 137,740 policies in force, representing 171,208 insured vehicles, 45,040 homes, 1,644 boats and 612 personal umbrella policies.

Financial Condition- June 30, 2001 Compared to December 31, 2000

             Our total assets increased to $318.1 million at June 30, 2001 from $309.5 million at December 31, 2000.  The majority of our assets consist of investments and cash, which totaled $208.8 million at June 30, 2001 and $198.1 million at December 31, 2000.  We primarily invest in high quality bonds with the objective of providing stable income while maintaining liquidity at appropriate levels for our current and long-term requirements.  The portfolio consists primarily of government bonds, municipal bonds, collateralized mortgage obligations, and investment grade corporate bonds.  The modified duration of investments was 3.82 years at June 30, 2001 compared to 3.60 years at December 31, 2000.   At June 30, 2001, the portfolio had an average Standard & Poor’s security quality rating of AA (Excellent), and there were no securities in default concerning the timely payment of interest and principal.  However, three preferred stock securities were written down a total of $1.5 million in the second quarter of 2001 for other than temporary declines in fair value due to uncertainty with California electric utilities.  Our gross unrealized gains and gross unrealized losses in investments in securities were $4.2 million and $0.9 million, respectively, at June 30, 2001 and $3.2 million and $1.5 million, respectively, at December 31, 2000.  These changes in our gross unrealized gains and losses are a result of fluctuating bond market values due to volatility of interest rates in the marketplace.

             Our recorded estimates of loss and loss adjustment expense reserves were $107.9 million at June 30, 2001 compared to $107.3 million at December 31, 2000.  The $0.6 million net increase in reserves at June 30, 2001 was due to general allowances for growth in the number of insured vehicles and homeowner policies in force.

             Unearned premiums were $39.3 million at June 30, 2001 and $36.8 million at December 31, 2000.  The increase in unearned premiums at June 30, 2001 compared to December 31, 2000 of 6.8% is due to the increase in premiums written and the timing of renewals for the auto book of business that has a concentration of 6-month renewal dates in April and October.

             Other liabilities were $19.3 million at June 30, 2001 and $18.9 million at December 31, 2000.  Within other liabilities, premiums ceded payable were lower at June 30, 2001 compared to December 31, 2000 due primarily to the cancellation of the homeowners quota share reinsurance agreement in 2001.  Accrued expenses and federal income taxes payable were higher at June 30, 2001 compared to December 31, 2000 due to the timing of payments.

             Our book value per common share outstanding was $22.72 at June 30, 2001, compared to $22.03 at December 31, 2000.  Shareholders’ equity increased $5.1 million to $151.7 million at June 30, 2001 from $146.6 million at December 31, 2000.  This increase was due to net income of $4.0 million and an increase in other comprehensive income of $1.1 million.

Results of Operations – Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended June 30, 2000

             Net income for the three and six months ended June 30, 2001 was $1.6 million and $4.0 million, respectively, compared to $5.1 million and $7.6 million for the same periods in 2000.  Overall, our income from operations before taxes was $1.9 million and $5.4 million, respectively, for the three and six months ended June 30, 2001 compared to $7.3 million and $11.0 million for the same periods in 2000.  The decreases in income from operations before taxes for the three and six month periods ended June 30, 2001 compared to 2000 were primarily due to $1.7 million in expenses related to severance payments to officers who left the company upon completion of the ProAssurance merger, increased claims losses of $2.2 million and a $1.5 million loss recognized on three securities deemed to have other than temporary declines in fair value.

             Our direct premiums written were $36.6 million and $69.0 million for the three and six months ended June 30, 2001, respectively, an increase of 8.3% compared to the comparable periods in 2000.  Direct premiums written for automobile coverage were $31.2 million and $60.3 million for the three and six months ended June 30, 2001, respectively, an increase of 6.5% and 6.7%, respectively, compared to the comparable periods in 2000.  The increases in auto premiums reflect policyholder growth and an increase in the value of autos being insured.  The number of insured vehicles increased 4.1% to 171,208 at June 30, 2001 from 164,489 at June 30, 2000.  Our homeowners business also continued to increase.  Direct premiums written for homeowners were $5.1 million and $8.4 million for the three and six months ended June 30, 2001, respectively, an increase of 15.9% and 18.3%, respectively, compared to the comparable periods in 2000.  The increases in homeowners premiums were due to growth in the number of policyholders.  The number of homeowner policies in force increased 17.0% to 45,040 at June 30, 2001 from 38,498 at June 30, 2000.  On March 1, 2000, we also began offering boat and umbrella policies, which contributed $219,000 and $267,000 to direct written premiums for the three and six months ended June 30, 2001.

             Net premiums written were $35.3 million and $66.3 million for the three and six months ended June 30, 2001, respectively, an increase of 12.0% and 11.6%, respectively, compared to the comparable periods in 2000.  Net premiums earned were $32.6 million and $63.8 million for the three and six months ended June 30, 2001, respectively, an increase of 12.2% and 10.6%, respectively, compared to the comparable periods in 2000.  The increases in net premiums written and net premiums earned were greater than the increase in direct premiums written due to the cancellation of a quota share agreement in 2001, whereby 40% of our homeowners business was ceded to a reinsurance company in 2000.  In 2001, we are now retaining this homeowners business.

             Our combined ratio was 97.1% and 96.9% for the three and six months ended June 30, 2001, respectively, compared to 83.2% and 88.7% for the three and six months ended June 30, 2000, respectively.  Overall, our net loss ratio for the three and six months ended June 30, 2001 was 60.0% and 62.8%, respectively, compared to 55.6% and 59.2% for the three and six months ended June 30, 2000, respectively.

             Net loss ratios for the personal automobile and homeowners products were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30:

	2001	2000	2001	2000

Personal auto liability	38.7%	31.0%	44.0%	45.1%
Personal auto physical damage	60.8%	64.2%	66.3%	64.8%
Total personal auto	53.3%	53.4%	58.8%	58.4%
Homeowners	109.0%	86.8%	93.4%	70.8%
Overall loss ratio	60.0%	55.6%	62.8%	59.2%

             The increases in net loss ratio and combined ratio for the second quarter of 2001 were due to continued increases in both the frequency and severity of homeowner claims, in addition to the increases in auto and homeowner claims from the harsher winter in Michigan during the first quarter of 2001.

             Policy acquisition and underwriting expenses were $9.0 million and $16.4 million for the three and six months ended June 30, 2001, respectively, compared to $6.0 million and $12.8 million for the same periods in 2000.  The underwriting expenses ratios were 27.5% and 25.7% for the three and six months ended June 30, 2001 respectively, compared to 20.6% and 22.3% for comparable periods in 2000.  The increases in 2001 are due to $1.7 million in expenses related to severance payments from change of control agreements in connection with the ProAssurance merger and increased statutory assessment fees.

             Net investment income, excluding realized investment gains and losses, was $2.7 million and $5.6 million for the three and six months ended June 30, 2001, respectively, compared to $2.6 million and $5.1 million for the three and six months ended June 30, 2000, respectively.  These increases in investment income were due to increases in invested assets as a result of  positive cash flow from operations.  Consistent with 2000, investment income for the three and six months ended June 30, 2001 was attributable primarily to interest income and not to realized capital gains.  However, the increase for the three months ended June 30, 2001 was partially offset by a $1.5 million loss recognized on three securities deemed to have other than temporary declines in fair value due to uncertainty with California electric utilities.  The annualized tax equivalent total rate of return, which includes both income and changes in market value of securities, was 3.52% and 7.15% for the three and six months ended June 30, 2001, respectively, compared to 7.62% and 7.30% for the three and six months ended June 30, 2000, respectively.  The decreases in 2001 were due to reinvestment at lower interest rates.  Additionally, increases in the 10 year treasury bond rate greatly impacted the three months ended June 30, 2001 investment performance.  Yields during the second quarter of 2001 increased from 4.97% to 5.41% resulting in lower bond market values compared to the first quarter of 2001 when a decline in yields from 5.11% to 4.97% resulted in a bond rally.  The weighted average tax equivalent book yield of the fixed maturity portfolio was 7.91% for the six months ended June 30, 2001 compared to 6.90% for the same period in 2000.

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

             Cash provided by operations for the six months ended June 30, 2001 was $12.3 million compared to $14.7 million for the six months ended June 30, 2000.  The $2.4 million decrease was primarily due to substantially higher loss payments from increased auto and homeowner claims incurred in the first half of 2001 compared to the same period in 2000.  The net increase in cash overall was $3.5 million for the six months ended June 30, 2001 compared to a net decrease in cash of $1.2 million for the six months ended June 30, 2000.  The $3.5 million increase in cash reflects the maturity of short-term investments offset by the aforementioned higher loss payments.

Effects of New Accounting Pronouncements

             The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards, or SFAS, No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” which amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," and is effective for fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137).  SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  SFAS No. 138 addresses a limited number of issues that have caused problems for enterprises applying SFAS No. 133.  As the Company does not use derivative instruments, we adopted SFAS No. 133 and No. 138 and the adoption did not affect the results of operations or financial position of the Company.

             The Financial Accounting Standards Board has also issued SFAS No. 142 “Goodwill and Other Intangible Assets” which supersedes Opinion 17 "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001.  SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for in financial statements upon acquisition and how these items should be accounted for subsequent to acquisition.  Contrary to Opinion 17, SFAS No. 142 does not presume that goodwill and all other intangible assets are wasting assets requiring amortization.  Instead, goodwill and intangible assets that have indefinite useful lives will be tested at least annually for impairment.  If goodwill and intangible assets are deemed to be impaired, the change will be charged through the Statement of Operations.  SFAS No. 142 requires additional disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition.  Intangible assets were $32.0 million at June 30, 2001 and the Company determined there are currently no impaired intangible assets.  Thus, adopting SFAS No. 142 would not affect the current results of operations with any additional charges for impairment, but would eliminate current annual amortization expense of $2.9 million.

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

             Our fixed maturity investment portfolio was valued at $180.0 million at June 30, 2001 and had a duration of 3.82 years.  The following table shows the effects of a change in interest rate on the fair value and duration of our portfolio.  We have assumed an immediate increase or decrease of 1% or 2% in interest rate.  You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

	Portfolio	Change	Modified
Change in Rates	Value	in Value	Duration

	(dollars in thousands)
+2%	$165,333	$(14,641)	4.17
+1%	$172,604	$(7,370)	4.13
+0%	$179,974		3.82
-1%	$186,936	$6,962	3.50
-2%	$193,608	$13,608	3.49

             The other financial instruments, which include cash, premiums due from reinsurers and accrued investment income, do not produce a significant difference in fair value when included in the market risk analysis due to their short-term nature.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

             The Company held its Annual Meeting of Shareholders on May 23, 2001, at which time the shareholders considered and voted on the election of eight directors.  Each of the nominees for director was an incumbent and all nominees were elected.  The following table sets forth the number of shares voted for and withheld with respect to each nominee.

Nominee	For	Withheld

Victor T. Adamo	6,315,590	93,458
R. Kevin Clinton	6,378,948	30,100
John F. Dodge, Jr.	6,406,348	2,700
Annette E. Flood	6,368,998	40,050
Thomas E. Hoeg	6,406,398	2,650
Lynn M. Kalinowski	6,378,398	30,650
Ann F. Putallaz	6,406,098	2,950
James O. Wood	6,406,248	2,800

             Subsequent to the Annual Meeting of Shareholders Annette E. Flood resigned as a director and was replaced by A. Derrill Crowe, M.D., Chairman of ProAssurance Corporation.  On August 7, 2001 the remaining directors removed R. Kevin Clinton as a director since he is no longer an officer or employee of the Company.

Item 6.  Exhibits and Reports on Form 8-K

             (b)        Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEEMIC Holdings, Inc.

Date: August 13, 2001	/s/ Christine C. Schmitt
Christine C. Schmitt
Treasurer and Chief Financial Officer
(as Chief Financial Officer and on
behalf of the registrant)