Form 10-Q
period 2001-09-30
MEEMIC HOLDINGS INC
filed 2001-11-14
CIK 1072815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

The number of shares outstanding of the registrant’s common stock, no par value per share, as of November 9, 2001 was 6,674,335.

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

MEEMIC Holdings, Inc.
and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001
	(Unaudited)	December 31, 2000
	(In thousands, except share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $180,559 and $166,179 in 2001 and 2000, respectively)	$188,157	$167,866
Short-term investments, at cost, which approximates fair value	3,904	6,859
Real estate, at cost	2,300	2,300
Total investments	194,361	177,025
Cash and cash equivalents	26,278	21,093
Premiums due from policyholders	8,323	5,859
Amounts recoverable from reinsurers	48,391	50,472
Amounts recoverable from reinsurers, related party	5,810	7,263
Accrued investment income	2,508	2,462
Deferred federal income taxes	2,315	3,610
Property and equipment, at cost, net of accumulated depreciation	3,417	3,922
Deferred policy acquisition costs	3,188	2,784
Intangible assets, net of amortization	31,227	33,420
Federal income taxes recoverable	-	761
Other assets	935	803
Total assets	$326,753	$309,474

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$108,173	$107,256
Unearned premiums	40,686	36,755
Payable related to acquisition	-	1,040
Accrued expenses and other liabilities	11,862	11,512
Accrued expenses and other liabilities, related party	916	141
Premiums ceded payable	3,505	6,163
Federal income taxes payable	2,505	-
Total liabilities	167,647	162,867
Shareholders' equity:
Common stock, no par value; 10,000,000 shares authorized; 6,674,335 and 6,655,500 shares issued and outstanding in 2001 and 2000, respectively	66,043	65,855
Additional paid-in capital	46	225
Retained earnings	88,078	79,430
Accumulated other comprehensive income: Net unrealized appreciation on investments, net of deferred federal income taxes of $2,659 and $ 590 in 2001 and 2000, respectively	4,939	1,097
Total shareholders' equity	159,106	146,607
Total liabilities and shareholders' equity	$326,753	$309,474

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(In thousands, except share data)
Revenues and other income:
Premiums written	$36,719	$33,824	$105,745	$97,570
Premiums ceded	(424)	(2,445)	(3,132)	(6,767)
Net premiums written	36,295	31,379	102,613	90,803
Increase in unearned premiums, net of prepaid reinsurance premiums	(1,435)	(1,217)	(3,931)	(2,951)
Net premiums earned	34,860	30,162	98,682	87,852
Net investment income	2,846	2,804	8,414	7,855
Net realized investment losses on fixed maturities	(4)	(41)	(1,566)	(56)
Other income	358	373	1,228	1,293
Total revenues and other income	38,060	33,298	106,758	96,944

Expenses:
Loss and loss adjustment expenses incurred, net	23,131	17,392	68,531	55,721
Policy acquisition and other underwriting expenses:
Policy acquisition and underwriting expenses	7,890	7,762	23,984	20,375
Management fees, related party	90	70	424	301
	7,980	7,832	24,408	20,676

Amortization expense	731	731	2,193	2,193
Other expenses	29	27	76	58
Total expenses	31,871	25,982	95,208	78,648
Income from operations before federal income taxes	6,189	7,316	11,550	18,296
Federal income taxes	1,559	1,961	2,901	5,326
Net income	$4,630	$5,355	$8,649	$12,970

Earnings per common share - basic
Net income per common share - basic	$0.69	$0.81	$1.30	$1.97

Earnings per common share - assuming dilution
Net income per common share - assuming dilution	$0.68	$0.80	$1.28	$1.93

Weighted average shares outstanding - basic	6,676,047	6,599,500	6,662,680	6,599,500

Weighted average shares outstanding - assuming dilution	6,758,243	6,734,426	6,772,600	6,711,797

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(In thousands)
Comprehensive income
Net income	$4,630	$5,355	$8,649	$12,970
Net unrealized appreciation on investments, net of reclassification adjustment and net of deferred federal income taxes of $1,492 and $592 for three months in 2001 and 2000, respectively and $2,069 and $648 for nine months in 2001 and 2000, respectively	2,773	1,099	3,842	1,282
Comprehensive income	$7,403	$6,454	$12,491	$14,252

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

	2001	2000
	(In thousands except share data)
Cash flows from operating activities:
Net income	$8,649	$12,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,490	3,249
Realized losses on investments	1,566	56
Net (accretion of discount) amortization of premium on investments	(57)	1
Deferred federal income taxes	(774)	(327)
Changes in assets and liabilities:
Premiums due from policyholders	(2,464)	(2,350)
Amounts due from reinsurers	876	(9,562)
Accrued investment income	(46)	(212)
Deferred policy acquisition costs	(404)	(320)
Other assets	(132)	191
Loss and loss adjustment expense reserves	917	10,949
Unearned premiums	3,931	2,950
Accrued expenses and other liabilities	707	3,910
Federal income taxes payable/recoverable	3,692	(733)

Net cash provided by operating activities	19,951	20,772

Cash flows from investing activities:
Proceeds from sale or maturity of short-term investments	15,757	-
Purchases of short-term investments	(12,802)	(8,096)
Proceeds from maturity of securities available for sale	18,010	19,095
Purchases of securities available for sale	(33,899)	(30,666)
Proceeds from sales of property and equipment	135	19
Purchases of property and equipment	(927)	(2,188)

Net cash used in investing activities	(13,726)	(21,836)

Cash flows from financing activities:
Payment on payable related to acquisition	(1,040)	(26)

Net cash used in financing activities	(1,040)	(26)

Net increase (decrease) in cash and cash equivalents	5,185	(1,090)
Cash and cash equivalents, beginning of year	21,093	8,779

Cash and cash equivalents, end of period	26,278	$7,689

Supplemental disclosure of cash flow information:
Federal income taxes paid	$2,481	$6,059

Supplemental disclosure of noncash financing activities:
Common stock issued in cashless exercise of employee stock options and net of 4,410 shares surrendered in incentive plans	$239	$-

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included.  The operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

(3)           Net Income Per Share

Net income per share is calculated by dividing net income  by the weighted-average number of common shares outstanding.  The weighted-average common shares used for determining basic income per common share were 6,676,047 and 6,599,500 for the three months ended September 30, 2001 and 2000, respectively.  For the nine months ended September 30, 2001 and 2000 the weighted-average common shares were 6,662,680 and 6,599,500, respectively.  The effect of dilutive stock options added 82,196 and 109,920 shares for the three and nine months ended September 30, 2001, respectively.  For the same periods in 2000, dilutive stock options added 134,926 and 112,297 shares.

(4)           Related Party Transactions

ProNational Insurance Company (“ProNational”), a wholly-owned subsidiary of Professionals Group, Inc., owns 84.0% of the issued and outstanding shares of  MEEMIC Holdings, Inc.  MEEMIC has an Expense Allocation Agreement with ProNational covering indirect expenses and salaries of key company personnel.  Expenses related to this agreement were $90,000 and $424,000 for the three and nine months ended September 30, 2001 compared to $70,000 and $301,000 for the same periods in 2000.

On June 27, 2001 Professionals Group, Inc. and Medical Assurance, Inc. completed  a consolidation of the two companies by forming a new holding company, ProAssurance Corporation, that owns all of the stock of Medical Assurance, Inc. and Professionals Group, Inc.  The stock of ProAssurance began trading on the  New York Stock Exchange on June 28, 2001 under the symbol “PRA”.  Medical Assurance, Inc., ProNational and MEEMIC continue to serve policyholders under the umbrella of the new ProAssurance holding company.

(5)           Revenue Information

The Company operates as a single segment offering four insurance products - personal automobile, homeowners, and as of March 1, 2000, boat and umbrella policies.  Revenue is from unaffiliated customers.  Net premiums written and net premiums earned from each of these products is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(In thousands)
Net premiums written:
Personal automobile	$30,702	$28,207	$88,844	$83,305
Homeowners	5,464	3,089	13,441	7,326
Boat	128	82	324	169
Umbrella	1	1	4	3
Total	$36,295	$31,379	$102,613	$90,803

Net premiums earned:
Personal automobile	$30,639	$28,123	$86,781	$82,048
Homeowners	4,137	2,002	11,707	5,754
Boat	83	36	191	48
Umbrella	1	1	3	2
Total	$34,860	$30,162	$98,682	$87,852

(6)           New Accounting Pronouncement

The Financial Accounting Standards Board has also issued SFAS No. 142 “Goodwill and Other Intangible Assets” which supersedes Opinion 17 "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001.  SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for in financial statements upon acquisition and how these items should be accounted for subsequent to acquisition.  Contrary to Opinion 17, SFAS No. 142 does not presume that goodwill and all other intangible assets are wasting assets requiring amortization.  Instead, goodwill and intangible assets that have indefinite useful lives will be tested at least annually for impairment.  If goodwill and intangible assets are deemed to be impaired, the change will be charged through the Statement of Operations.  SFAS No. 142 requires additional disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition.  Intangible assets were $31.2 million at September 30, 2001 and the Company determined there are currently no impaired intangible assets.  Thus, adopting SFAS No. 142 would not affect the current results of operations with any additional charges for impairment, but would eliminate current annual amortization expense of $2.9 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this document and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The following discussion of our financial condition and results of operations contains certain forward-looking statements relating to our anticipated future financial condition and operating results and our current business plans.  These forward-looking statements represent our outlook only as of the date of this report.  While we believe any forward-looking statements we have made are reasonable, actual results could differ materially since the statements are based on our current expectations and are subject to risks and uncertainties.  These risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission.  See, for example, the disclosures in the Company’s Annual Report on Form 10-K  “Item 1 – Business – Forward-Looking Statements”.  Other factors not currently anticipated by management may also materially and adversely affect the Company’s results of operations.  The Company does not undertake, and expressly disclaims any obligation, to update or alter its forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

We provide private passenger automobile, homeowners, boat and umbrella insurance primarily to educational employees and their immediate families in the State of Michigan through our MEEMIC subsidiary.  We sell our insurance contracts through over 95 sales representatives associated with our insurance agency subsidiary, which is the exclusive distributor of our products.  As of September 30, 2001, we had 140,893 policies in force, representing 173,406 insured vehicles, 46,893 homes, 1,989 boats and 668 personal umbrella policies.

Financial Condition- September 30, 2001 Compared to December 31, 2000

Our total assets increased to $326.8 million at September 30, 2001 from $309.5 million at December 31, 2000.  The majority of our assets consist of investments and cash, which totaled $220.6 million at September 30, 2001 and $198.1 million at December 31, 2000.  We primarily invest in high quality bonds with the objective of providing stable income while maintaining liquidity at appropriate levels for our current and long-term requirements.  The portfolio consists primarily of government bonds, municipal bonds, collateralized mortgage obligations, and investment grade corporate bonds.  The modified duration of investments was 3.54 years at September 30, 2001 compared to 3.60 years at December 31, 2000.  At September 30, 2001, the portfolio had an average Standard & Poor’s security quality rating of AA (Excellent), and there were no securities in default concerning the timely payment of interest and principal.  However, the carrying value of three preferred stock securities issued by California electric utilities was written down a total of $1.5 million in the second quarter of 2001 for other than temporary declines in fair value due to uncertainty associated with those utilities.  Our gross unrealized gains and gross unrealized losses in investments in securities were $7.8 million and $0.2 million, respectively, at September 30, 2001 and $3.2 million and $1.5 million, respectively, at December 31, 2000.  These changes in our gross unrealized gains and losses are a result of fluctuating bond market values due to volatility of interest rates in the marketplace.

Our recorded estimates of loss and loss adjustment expense reserves were $108.2 million at September 30, 2001 compared to $107.3 million at December 31, 2000.  The $0.9 million net increase in reserves at September 30, 2001 was due to general allowances for growth in the number of insured vehicles and homeowner policies in force.

Unearned premiums were $40.7 million at September 30, 2001 and $36.8 million at December 31, 2000.  The increase in unearned premiums at September 30, 2001 compared to December 31, 2000 of 10.6% is due to the increase in premiums written and the timing of renewals for the auto book of business that has a concentration of 6-month renewal dates in April and October.

Other liabilities were $18.6 million at September 30, 2001 and $18.9 million at December 31, 2000.  Within other liabilities, premiums ceded payable were lower at September 30, 2001 compared to December 31, 2000 due primarily to the cancellation of the homeowners quota share reinsurance agreement in 2001.  Accrued expenses and federal income taxes payable were higher at September 30, 2001 compared to December 31, 2000 due to the timing of payments.

Our book value per common share outstanding was $23.84 at September 30, 2001, compared to $22.03 at December 31, 2000.  Shareholders’ equity increased $12.5 million to $159.1 million at September 30, 2001 from $146.6 million at December 31, 2000.  This increase was due to net income of $8.6 million and an increase in other comprehensive income of $3.8 million.

Results of Operations – Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000

Net income for the three and nine months ended September 30, 2001 was $4.6 million and $8.6 million, respectively, compared to $5.4 million and $13.0 million for the same periods in 2000.  Overall, our income from operations before taxes was $6.2 million and $11.6 million, respectively, for the three and nine months ended September 30, 2001 compared to $7.3 million and $18.3 million for the same periods in 2000.  The decrease in income from operations before taxes for the three months ended September 30, 2001 compared to 2000 was due to increased personal auto liability claim losses.  The decrease in income from operations before taxes for the nine months ended September 30, 2001 compared to 2000 was primarily due to $1.7 million in expenses related to severance payments to officers who left the company upon completion of the ProAssurance merger, increased claims losses of $3.5 million and a $1.5 million loss recognized on three securities deemed to have other than temporary declines in fair value.

Our direct premiums written were $36.7 million and $105.7 million for the three and nine months ended September 30, 2001, respectively, an increase of 8.6% and 8.4% compared to the comparable periods in 2000.  Direct premiums written for automobile coverage were $30.9 million and $91.2 million for the three and nine months ended September 30, 2001, respectively, an increase of 6.6% and 6.8%, respectively, compared to the comparable periods in 2000.  The increases in auto premiums reflect policyholder growth and an increase in the value of autos being insured.  The number of insured vehicles increased 3.7% to 173,406 at September 30, 2001 from 167,266 at September 30, 2000.  Our homeowners business also continued to increase.  Direct premiums written for homeowners were $5.7 million and $14.1 million for the three and nine months ended September 30, 2001, respectively, an increase of 20.2% and 18.9%, respectively, compared to the comparable periods in 2000.  The increases in homeowners premiums were due to growth in the number of policyholders and an increase in the value of homes insured.  The number of homeowner policies in force increased 15.8% to 46,893 at September 30, 2001 from 40,489 at September 30, 2000.  On March 1, 2000, we also began offering boat and umbrella policies, which contributed $170,000 and $437,000 to direct written premiums for the three and nine months ended September 30, 2001.

Net premiums written were $36.3 million and $102.6 million for the three and nine months ended September 30, 2001, respectively, an increase of 15.6% and 13.0%, respectively, compared to the comparable periods in 2000.  Net premiums earned were $34.9 million and $98.7 million for the three and nine months ended September 30, 2001, respectively, an increase of 15.6% and 12.3%, respectively, compared to the comparable periods in 2000.  The increases in net premiums written and net premiums earned were greater than the increase in direct premiums written due to the cancellation of a quota share agreement in 2001, whereby 40% of our homeowners business was ceded to a reinsurance company in 2000.  In 2001, we are now retaining this homeowners business.

Our combined ratio was 89.3% and 94.2% for the three and nine months ended September 30, 2001, respectively, compared to 83.6% and 87.0% for the three and nine months ended September 30, 2000, respectively.  Overall, our net loss ratio for the three and nine months ended September 30, 2001 was 59.5% and 61.7%, respectively, compared to 49.6% and 59.2% for the three and nine months ended September 30, 2000, respectively.

Net loss ratios for the personal automobile and homeowners products were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Personal auto liability	50.6%	17.9%	46.4%	35.8%
Personal auto physical damage	62.1%	58.1%	64.0%	62.5%
Total personal auto	58.0%	45.1%	55.5%	53.8%
Homeowners	71.2%	111.2%	85.5%	84.9%
Overall loss ratio	59.5%	49.6%	61.7%	55.9%

The increases in net loss ratio and combined ratio for the third quarter of 2001 were due to an increase in both the frequency and severity of personal auto liability claims, in addition to the increases in auto and homeowner claims from the harsher winter in Michigan during the first and second quarter of 2001.

Policy acquisition and underwriting expenses were $8.0 million and $24.4 million for the three and nine months ended September 30, 2001, respectively, compared to $7.8 million and $20.7 million for the same periods in 2000.  The underwriting expenses ratios were 22.9% and 24.7% for the three and nine months ended September 30, 2001 respectively, compared to 26.0% and 23.5% for comparable periods in 2000.  The decrease for the three months ended September 30, 2001 was the result of increased efficiencies from maintaining level costs over increased volume of business.  However, this improvement in expenses was more than offset during the nine months ended September 30, 2001 by the $1.7 million in expenses incurred in June 2001 related to severance payments from change of control agreements in connection with the ProAssurance merger and increased statutory assessment fees.

Net investment income, excluding realized investment gains and losses, was $2.8 million and $8.4 million for the three and nine months ended September 30, 2001, respectively, compared to $2.8 million and $7.9 million for the three and nine months ended September 30, 2000, respectively. Consistent with 2000, investment income for the three and nine months ended September 30, 2001 was attributable primarily to interest income and not to realized capital gains.  The positive effect of a larger portfolio during the three months ended September 30, 2001 compared to the comparable period in 2000 was offset by declining interest rates.  The increase in investment income for the nine month period was due to increases in invested assets as a result of positive cash flow from operations.  However, the increase for the nine month period ended September 30, 2001 was partially offset by a $1.5 million loss recognized in June 2001 on three securities issued by California electric utilities deemed to have other than temporary declines in fair value.  The annualized tax equivalent total rate of return, which includes both income and changes in market value of securities, was 16.43% and 10.16% for the three and nine months ended September 30, 2001, respectively, compared to 10.97% and 8.69% for the three and nine months ended September 30, 2000, respectively.  While yields have modestly fluctuated throughout 2001, the continued lower yields generated a bond rally in the third quarter of 2001 which resulted in higher bond market values.  The weighted average tax equivalent book yield of the fixed maturity portfolio was 7.02% for the nine months ended September 30, 2001 compared to 7.20% for the same period in 2000.

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

Cash provided by operations for the nine months ended September 30, 2001 was $20.0 million compared to $20.8 million for the nine months ended September 30, 2000.  The $0.8 million decrease was primarily due to substantially higher loss payments from increased auto and homeowner claims incurred in the first three quarters of 2001 compared to the same period in 2000.  The net increase in cash overall was $5.2 million for the nine months ended September 30, 2001 compared to a net decrease in cash of $1.1 million for the nine months ended September 30, 2000.  The $5.2 million increase in cash reflects the maturity of short-term investments offset by the aforementioned higher loss payments.

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

Our fixed maturity investment portfolio was valued at $188.2 million at September 30, 2001 and had a duration of 3.54 years.  The following table shows the effects of a change in interest rate on the fair value and duration of our portfolio.  We have assumed an immediate increase or decrease of 1% or 2% in interest rate.  You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Portfolio

Change

Modified

Change in Rates

Value

in Value

Duration

(dollars in thousands)

+2

%

$

173,546

$

(14,611

)

4.07

+1

%

$

180,889

$

(7,268

)

3.93

0

%

$

188,157

3.54

-1

%

$

194,792

$

6,635

3.40

-2

%

$

201,795

$

13,638

3.55

The other financial instruments, which include cash, premiums due from reinsurers and accrued investment income, do not produce a significant difference in fair value when included in the market risk analysis due to their short-term nature.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

3.2           Amended and restated bylaws of MEEMIC Holdings, Inc. as of September 19, 2001.

10.20       Severance Compensation Agreement between ProAssurance Corporation, MEEMIC Insurance Company, MEEMIC Holdings, Inc. and Lynn M. Kalinowski dated June 27, 2001.

10.21       Severance Compensation Agreement between ProAssurance Corporation, MEEMIC Insurance Company, MEEMIC Holdings, Inc. and Christine C. Schmitt dated June 27, 2001.

10.22       Severance Compensation Agreement between ProAssurance Corporation, MEEMIC Insurance Company, MEEMIC Holdings, Inc. and William P. Sabados dated June 27, 2001.

(b)      Reports on Form 8-K.

During the quarter, the Company filed Current Reports on Form 8-K dated July 2, 2001, July 10, 2001 and September 27, 2001 furnishing information under Item 9.  The Company also filed a Current Report on Form 8-K dated August 7, 2001 disclosing information under Item 4.  None of these reports included any financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEEMIC Holdings, Inc.

Date: November 14, 2001

/s/ Christine C. Schmitt

Christine C. Schmitt

Its: Chief Financial Officer, Secretary and Treasurer

(as principal financial officer and on behalf of the registrant)