Form 10-K405
period 2001-12-31
MEEMIC HOLDINGS INC
filed 2002-03-28
CIK 1072815

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        There were 6,674,335 shares of the registrant's common stock outstanding as of March 15, 2002.

        Based on the closing price of shares of the registrant's common stock as reported on The Nasdaq Stock Market® on March 15, 2002 ($26.00) the aggregate market value of the shares of the registrant's common stock held by non-affiliates of the registrant as of March 15, 2002 was $24,437,296. For purposes of this computation only, all officers, directors and 5% beneficial owners of the registrant are assumed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders filed pursuant to Regulation 14A are incorporated by reference into Part III hereof.

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

        MEEMIC, which began operations in 1950, is a Michigan-licensed property and casualty insurance company that provides personal lines insurance primarily to educational employees and their immediate families in the State of Michigan. Private passenger automobile protection is MEEMIC's primary line of business, representing approximately 86% of all business written. In order to provide for the insurance needs of our auto customers, MEEMIC also offers homeowners, boat and umbrella policies. As of December 31, 2001, MEEMIC had 143,663 policies in force, consisting of 92,709 automobile policies (covering 173,545 vehicles), 48,461 homeowner policies (covering 48,461 homes), 1,776 boat policies (covering 2,042 boats) and 717 umbrella policies.

        MEEMIC Holdings, Inc. and its subsidiaries are owned by ProNational Insurance Company ("ProNational'), a wholly-owned subsidiary of Professionals Group, Inc. At December 31, 2001, ProNational owned 84.0% of the issued and outstanding shares of Holdings. On June 27, 2001, Professionals Group Inc. and Medical Assurance, Inc. formed a new holding company, ProAssurance Corporation, that owns all of the stock of Medical Assurance, Inc. and Professionals Group, Inc. Medical Assurance, Inc., ProNational and MEEMIC continue to serve policyholders under the umbrella of the new ProAssurance holding company.

        On March 18, 2002 Holdings announced that it intends to acquire all of its outstanding shares of stock not currently owned by ProAssurance Corporation (NYSE: PRA), for $29 per share in cash (a total of 1,204,290 fully diluted shares). The proposed transaction, which likely will be structured as a merger, has been unanimously approved by the company's Board of Directors, including its independent Directors not affiliated with ProAssurance Corporation. Following completion of the offer, the company intends to delist its stock from the Nasdaq Stock Market and terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended. The company intends to use primarily its own existing cash resources to fund the purchase of the shares.

        No timetable has been established for the transaction, although the company expects to proceed expeditiously. The transaction is subject to several conditions, including, without limitation, the negotiation of final terms of the transaction between the Board and the independent Directors; the receipt of fairness opinions; the receipt of all required regulatory and bank approvals; the receipt of confirmation from insurance rating agencies that the repurchase would not impair the current A- rating of MEEMIC Insurance Company or any of the other insurance subsidiaries of ProAssurance Corporation; and a favorable vote by a majority of the MEEMIC Holdings shareholders other than ProAssurance Corporation and persons who are affiliated with ProAssurance Corporation. These statements are subject to a variety of risks and uncertainties, including without limitation the fulfillment of the conditions to the transaction described above. There can be no assurance that the transaction will be completed.

        On March 18, 2002, a complaint was filed against the Company, its directors and its parent company, ProAssurance Corporation, in the 6th Circuit Court in Oakland County, Michigan by a purported shareholder of the Company seeking to enjoin the transaction described above. The suit, which purports to be a class action on behalf of the minority shareholders, alleges, among other things that the transaction has been timed to freeze out the minority shareholders, that the proposed transaction is unfair and that ProAssurance and the directors have violated their fiduciary duties. The complaint also seeks damages in an undetermined amount. The suit may delay or prevent progress toward the completion of the proposed transaction.

        The Company has not responded to the complaint but intends to vigorously defend itself and the other defendants against these claims. The Company believes that it has meritorious defenses to the claims made by the plaintiff, including without limitation, the fact that it has taken several steps to protect the rights of the minority shareholders in the proposed transaction and to ensure its fairness. These steps include permitting a committee of two independent directors who have no other affiliation with MEEMIC Holdings or ProAssurance Corporation to negotiate and approve the proposed transaction, and making the completion of the transaction subject to the approval of the holders of a majority of the shares not owned by ProAssurance or its affiliates and the receipt of fairness opinions from independent financial advisors. There can be no assurance, however, as to the outcome of this litigation and, if the Company is not able to successfully defend against the claims made by the plaintiff, the outcome of this litigation could have a material adverse impact on the proposed transaction and on the Company's financial position, liquidity and results of operations.

Products

        MEEMIC offers private passenger automobile, homeowners, boat and umbrella insurance primarily to educational employees and their immediate families in the state of Michigan. The Company is also licensed in Minnesota and Ohio, but does not write business in those states. Although we apply for licenses in other states from time to time, there can be no assurance that the new licenses will be granted or that MEEMIC will operate in those other states. MEEMIC operates as a single segment where private passenger automobile is the primary line, and homeowners, boat and umbrella coverages are offered as an accommodation product.

        MEEMIC's personal automobile policy provides policyholders with protection against claims resulting from bodily injury and property damage liability and automobile physical damage. When sold in conjunction with a homeowners policy, MEEMIC provides a multi-policy discount. The homeowners policy, in addition to insuring the policyholders' primary residence, provides optional coverage for seasonal homes and dwellings under construction. MEEMIC's personal line umbrella insurance covers excess liability up to $5 million. The following table sets forth the direct premiums written, net premiums earned and net loss ratios by product for the periods indicated. The ratios are explained in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2001	% of Total	2000	% of Total	1999	% of Total
	(In thousands)
Direct premiums written:
Personal automobile	$122,754	86.3%	$114,388	87.8%	$109,553	89.5%
Homeowner	19,064	13.4%	15,618	12.0%	12,811	10.5%
Boat	366	0.2%	196	0.1%	—	—
Umbrella	128	0.1%	88	0.1%	—	—

Total	$142,312	100.0%	$130,290	100.0%	$122,364	100.0%

Net premiums earned:
Personal automobile	$116,864	87.7%	$110,486	93.2%	$84,574	90.9%
Homeowner	16,107	12.1%	7,947	6.7%	8,460	9.1%
Boat	277	0.2%	92	0.1%	—	—
Umbrella	4	0.0%	3	0.0%	—	—

Total	$133,252	100.0%	$118,528	100.0%	$93,034	100.0%

Net loss and loss adjustment expenses ratios:
Personal automobile		67.3%		62.0%		65.5%
Homeowner		92.7%		109.1%		88.4%
Boat		24.9%		83.2%		—
Umbrella		0.0%		0.0%		—
Total		70.3%		65.2%		67.6%

Marketing

        MEEMIC markets its products through over 95 sales representatives associated with our sales agency, MEIA Agency, which is the exclusive distributor of our products. The representatives are unique in that most of them also belong to the educational community and sell to their peers.

        Although we underwrite approximately 92% of the business produced by our sales agency, the agency represents and receives sales commissions from other insurance carriers that do business in Michigan. In general, these carriers offer products that MEEMIC does not currently offer, or insure a class of business that does not meet MEEMIC's underwriting guidelines. By offering complementary insurance products through other companies, MEEMIC's policyholders have the convenience of being able to purchase a full range of insurance products through a single agent. We benefit by having a base of potential customers for products we may intend to offer in the future.

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

        During 2001, one sales representative accounted for 4.9% of direct premiums written by MEEMIC. No other sales representative accounted for more than 4.2% of direct premiums written. The top 10 representatives accounted for 32.3% of direct premiums written during the year.

        MEEMIC provides personal computer software that allows sales representatives to quote rates for boat, homeowners, and personal auto insurance. In addition, we have a home page on the internet for the public that is periodically updated with pertinent information on MEEMIC, its products, and how to locate a sales representative.

Underwriting

        We rely to a significant degree on information provided by our sales representatives in underwriting risks. Agency representatives have the authority to bind coverage for a thirty-day period. The majority of the representatives are involved with the educational community in a teaching capacity. This enhances the representatives' ability to act as field underwriters since they have a general understanding of lifestyles and insurance needs within the educational community to effectively pre-screen applicants.

        We evaluate and accept applications for insurance based on consistently applied underwriting guidelines. MEEMIC's processing system provides modifications for some of these guidelines and underwriting supervisors regularly audit the work of individual underwriters to ensure adherence to our guidelines. Our 24 underwriters monitor policyholder deviations from the underwriting guidelines to assist in decisions related to cancellation and non-renewal.

Claims

        In responding to claims, we emphasize timely investigation, evaluation and fair settlement while controlling claims expense and maintaining adequate reserves. A staff of 66 experienced individuals provide prompt service with a caring attitude to policyholders and other claimants. Their commitment to quality service has proven to be a strong marketing tool for agency sales representatives.

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

        The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process and does not represent an exact calculation of that liability. Our current reserve policy recognizes this uncertainty by maintaining reserves at a level providing for the possibility of adverse development relative to the estimation process. We do not discount our reserves to recognize the time value of money or otherwise.

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

        The following table provides a reconciliation of beginning and ending loss and loss adjustment expenses reserve balances of MEEMIC for the years ended December 31, 2001, 2000 and 1999, as prepared in accordance with generally accepted accounting principles.

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Balance, beginning of year	$107,256	$96,009	$92,298
Less reinsurance balance recoverable	54,618	49,446	53,333

Net balance, beginning of year	52,638	46,563	38,965
Incurred related to:
Current year	100,218	86,730	69,822
Prior years	(6,516)	(9,503)	(6,964)

Total incurred	93,702	77,227	62,858
Paid related to:
Current year	65,225	56,014	42,376
Prior years	22,182	15,138	12,884

Total paid.	87,407	71,152	55,260

Net balance, end of year	58,933	52,638	46,563
Plus reinsurance recoverable	65,428	54,618	49,446

Balance, end of year	$124,361	$107,256	$96,009

        As a result of recent favorable developments in estimates of prior years' reserves on auto liability business, management has reduced reserves for those prior accident years at December 31, 2001, 2000 and 1999 by $6,516,000, $9,503,000 and $6,964,000, respectively. In 1994, the State of Michigan enacted legislative tort reform effective in 1996 and the effects were uncertain at that time. These tort reform measures resulted in a significant increase in the number of claims reported to us in 1996 from attorneys attempting to file claims prior to the effective date of the new tort reform act. This changed the reporting pattern of claims and made it difficult for management to analyze data for reserves. The difficulty in analyzing the data along with the uncertainties of the effects of the new laws required management to establish higher reserves than it ordinarily would. As time has passed, the data and effects of the tort reform act have stabilized and management has reduced reserves related to prior accident years accordingly.

        The following table shows the development of the net liability for unpaid losses and loss adjustment expenses from 1992 through 2001 for MEEMIC. The top line of the table shows the original estimated liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as claims settle and more information becomes known about the ultimate frequency and severity of claims for individual years. The redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy" (deficiency) depicted in the table, for any particular calendar year represents the aggregate change in the initial estimates over all subsequent calendar years.

	Year Ended December 31,
	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001
	(In thousands)
Liability for unpaid losses and LAE net of reinsurance recoverable	16,337	19,144	26,102	29,570	35,696	38,016	38,965	46,563	52,638	58,933
Cumulative net paid as of:
End of Year	6,881	11,811	13,705	12,765	14,806	11,492	12,882	15,140	22,181
Two Years Later	13,184	17,814	19,047	19,012	19,747	15,472	16,871	20,620
Three Years Later	15,343	19,830	21,833	21,411	21,428	17,361	19,393
Four Years Later	16,310	20,608	22,859	21,970	22,169	18,360
Five Years Later	16,721	20,972	23,120	22,293	22,751
Six Years Later	17,003	21,108	23,379	22,662
Seven Years Later	17,136	21,292	23,733
Eight Years Later	17,315	21,448
Nine Years Later	17,404
Re-estimated net liability as of:
End of Year	15,220	22,785	26,700	26,843	28,944	34,392	31,999	37,062	46,122
Two Years Later	17,996	23,138	25,353	25,166	28,845	27,352	25,876	32,044
Three Years Later	18,548	22,180	24,547	25,175	26,792	22,621	23,519
Four Years Later	17,602	21,837	24,568	25,114	24,951	20,770
Five Years Later	17,561	21,880	25,378	24,254	24,415
Six Years Later	17,645	22,741	24,854	23,771
Seven Years Later	18,360	22,309	24,519
Eight Years Later	18,073	21,958
Nine Years Later	17,786
Net Cumulative (deficiency) redundancy	(1,449)	(2,814)	1,583	5,799	11,281	17,246	15,446	14,519	6,516
Gross liability—end of year		58,802	69,007	71,114	80,353	84,921	92,298	96,009	107,256	124,361
Reinsurance recoverables		39,658	42,905	41,544	44,657	46,905	53,333	49,446	54,618	65,428

Net Liability—end of year		19,144	26,102	29,570	35,696	38,016	38,965	46,563	52,638	58,933

Gross reestimated liability—latest		63,528	68,232	69,113	69,314	74,346	84,147	98,824	114,736
Reestimated reinsurance recoverables—latest		41,570	43,713	45,342	44,899	53,576	60,628	66,780	68,614

Net reestimated liability—latest		21,958	24,519	23,771	24,415	20,770	23,519	32,044	46,122

Gross Cumulative (deficiency) redundancy		(4,726)	775	2,001	11,039	10,575	8,151	(2,815)	(7,480)

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

        As shown in the reserve development table, reserves for unpaid losses and LAE net of reinsurance recoverable established at year end 1994 through 2000 developed positively, or lower than expected. In 1992 and 1993, we reserved at the low end of the recommended actuarial range of estimates. During 1994, we began to state reserves on a more conservative basis by reserving above the midpoint of the actuarial range of reserve estimates. This change in reserving philosophy was necessary, as the reserves established at the low end of the range for 1992 and 1993 had proven to be deficient. The change, which added $3.6 million to overall reserve levels, was not a change in actuarial methods, but rather a change in management estimates. The reserves estimated in both the earlier years and current years were stated within actuarially determined ranges. Statutory accounting principles require reserves to be reported on a net basis—i.e., after reinsurance. Generally accepted accounting principles require reserves to be reported on a gross basis—i.e. before reinsurance, with a corresponding asset established for the reinsurance recoverable. When compared on either a gross or net basis, the statutory and GAAP reserves are identical.

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

        MEEMIC determines the amount and scope of reinsurance coverage to purchase each year based upon an evaluation of the risks accepted, consultations with reinsurance brokers and a review of market conditions, including the availability and pricing of reinsurance. For the years ended December 31, 2001 and 2000, MEEMIC ceded to reinsurers $4.6 million and $9.1 million of earned premiums, respectively. The decrease of $4.5 million in amounts ceded to reinsurers for the year ended December 31, 2001 over 2000 was due to the termination of a homeowner quota share agreement effective January 1, 2001.

        MEEMIC's reinsurance arrangements are generally renegotiated annually. Our largest net insured amount on any risk is $200,000. Individual property risks in excess of $200,000 are covered on an excess of loss basis up to $1,000,000 per risk. Casualty risks that are in excess of $200,000 are covered on an excess of loss basis, up to $3,000,000 per occurrence. Additionally, the Michigan Catastrophic Claims Association, or MCCA, provides wage loss and unlimited lifetime medical coverage in excess of $250,000 per occurrence for personal injury losses. Coverages described herein were in place for 2001.

        Catastrophic reinsurance provides additional protection from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, hurricane, earthquake, riot, blizzard, freezing temperatures or other extraordinary events. We have purchased catastrophe reinsurance for automobile physical damage, homeowners and boat property damage in four layers up to $15,000,000 in excess of $1,000,000 with each layer subject to a retention of 5%.

        Since MEEMIC began offering umbrella policies in 2000, we have a quota share reinsurance arrangement under which we retain 5% and cede 95% of our liability on these policies. We also had a quota share reinsurance arrangement in 2000 whereby we ceded 40% of our homeowners liability before the effects of other reinsurance contracts.

        The following table identifies our principal reinsurers, their percentage participation in our aggregate reinsured risk based upon premiums paid by MEEMIC during 2001 and their respective A. M. Best Company ratings as of December 31, 2001. A.M. Best Company classifies "A" and "A-" ratings as "Excellent" and "A++" ratings as "Superior". Other than the entities listed below, no single reinsurer's percentage participation in 2001 exceeded 3% of total ceded reinsurance premiums:

	A.M. Best Company Rating	Amounts Due from Reinsurers	2001 Total Ceded Premiums Written	% of 2001 Total Ceded Premiums Written
	(In thousands)
MCCA	Not Rated	$51,318	$2,451	53.6%
ProNational Insurance Company	A-	5,326	—	—
American Re	A++	3,458	702	15.3
Gerling Global Reins Corp.	A	2,451	658	14.4
Dorinco Insurance Company	A	993	325	7.1
Other	—	(276)	433	9.6

		$63,270	$4,569	100.0%

        We annually review the financial stability of all of our reinsurers. This review includes a ratings analysis of each reinsurer participating in a reinsurance contract. On the basis of this review, as of December 31, 2001, we concluded that there was no material risk of not being paid by our reinsurers. No material difficulties have been experienced by us in collecting amounts due from reinsurers. We believe that our reinsurance is maintained with financially stable reinsurers and that any reinsurance security we have is adequate to protect our interests. However, our inability to collect on our reinsurance, or the inability of our reinsurers to make payments under the terms of reinsurance, due to insolvency or otherwise, could have a material adverse effect on our future results of operations and financial condition.

        The MCCA is an unincorporated nonprofit association created by Michigan law. Every insurer engaged in writing personal protection insurance coverage in Michigan is required to be a member of the MCCA. Although the MCCA acts in the same manner as a reinsurer, it is not an insurance company and hence is not rated by A.M. Best Company.

        Michigan law provides that the MCCA assessments charged to member companies for the reinsurance protection can be recognized in the rate-making process and passed on to policyholders. MCCA covers all personal injury losses incurred by MEEMIC and all other member companies in excess of $250,000. Member companies of the MCCA are charged an annual assessment, based on the number of vehicles for which coverage is written, to cover the losses reported by all member companies. Accordingly, there is no direct relationship between the annual premiums and losses ceded to MCCA. The MCCA requires large reserves to cover Michigan's lifetime medical benefits, which are paid out over many years. We periodically review the actuarial projections provided by the MCCA to monitor its surplus or deficit. We currently estimate that MCCA has neither a surplus nor a deficit.

Investments

        All of our investment securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standard No. 115.

        An important component of our operating results has been the return on invested assets. Our investment objective is to maximize current returns while maintaining safety of capital together with adequate liquidity for our insurance operations. As of December 31, 2001, 98.1% of our investment portfolio consisted of investment grade fixed income securities and short-term investments. Approximately 57.6% of our fixed income portfolio was rated AAA by Standard & Poor's as of December 31, 2001, and the portfolio had an overall average credit quality rating of AA. Our investments are managed by an outside investment advisor.

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

	At December 31, 2001		At December 31, 2000
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Fixed income securities
United States government and government agencies and authorities	$18,176	$18,620	$16,039	$16,076
Obligations of states, municipalities and political subdivisions	96,219	97,951	81,410	83,371
Corporate obligations	32,489	33,777	32,449	31,927
Collateralized mortgage obligations	27,258	27,936	28,193	28,567
Asset backed securities	5,758	5,968	4,336	4,452

Total fixed income securities:	179,900	184,252	162,427	164,393
Preferred stock	2,089	3,245	3,752	3,473
Real estate	2,300	2,300	2,300	2,300

Total	$184,289	$189,797	$168,479	$170,166

        The table below sets forth the maturity profile of our combined fixed maturity investments as of December 31, 2001, substituting average life for mortgage-backed securities. Fixed maturities are carried at fair value in the consolidated financial statements of MEEMIC. Collateralized and asset-backed securities consist of mortgage pass-through holdings and securities backed by credit card receivables, auto loans and home equity loans. Our securities follow a structured principal repayment schedule and are rated "AA" or better by Standard & Poor's. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment.

	Amortized Cost	Fair Value	Portion of Fair Value
	(In thousands)
1 year or less	$9,592	$9,808	5.2%
More than 1 year through 5 years	50,682	52,765	28.2
More than 5 year through 10 years	56,601	57,770	30.8
More than 10 years	30,009	30,005	16.0
Collateralized and asset backed securities	33,016	33,904	18.1
Redeemable preferred stocks	2,089	3,245	1.7

	$181,989	$187,497	100.0%

        As of December 31, 2001, the average duration of our fixed maturity investments, including collateralized and asset-backed securities which are subject to paydown was 3.90 years. As a result, the market value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

        Our net investment income, the annualized and tax equivalent total rates of return which include both income and changes in the market value of securities, and the weighted average tax equivalent book yield for the three years ended December 31, 2001, 2000 and 1999 were as follows:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Net investment income	$11,182	$10,768	$8,285
Annualized total rate of return	7.01%	8.57%	1.80%
Tax equivalent total rate of return	8.22%	9.80%	2.72%
Weighted average tax equivalent book yield	6.93%	7.13%	6.93%

        The economy slowed considerably in 2001 and 2000, which resulted in a bond rally that boosted returns. This is in contrast to 1999 returns, which were negatively affected by fluctuating interest rates.

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
  •
  our sales and marketing capability, and
  •
  our technical expertise.

        Our ability to compete successfully depends on a number of factors, many of which are out of our control, such as market conditions, A.M. Best Company and other ratings, and regulatory conditions. We believe that we compete on the basis of consistently competitive pricing and friendly, high quality service. In addition, our peer to peer selling methods give us a competitive advantage because our customers are often more comfortable buying through a fellow educational professional than through a full-time insurance agent. We also believe our underwriting selectivity is desirable to our customers, who enjoy the prestige of being identified as one of our preferred group of insured customers.

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

        MEEMIC's ratio has always exceeded 2.0 to 1.0 in the past, but there can be no assurance that the requirements applicable to MEEMIC will not increase in the future. As of December 31, 2001, MEEMIC's risk-based capital base level was $6.1 million and its total adjusted capital was $80.1 million yielding a ratio of 13.0 to 1.0.

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

        Holding Company Regulation.    Most states, including Michigan, have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws permit the OFIS and any other relevant insurance departments to examine MEEMIC, Holdings and their respective insurance subsidiaries at any time, to require disclosure of material transactions between MEEMIC, Holdings and ProAssurance Corporation (the parent company of Professionals Group, Inc. and ProNational Insurance Company, Inc.), and to require prior approval of transactions, such as extraordinary dividends from MEEMIC to Holdings. All transactions within the holding company systems between MEEMIC, Holdings, ProAssurance Corporation, and their respective subsidiaries must be fair and equitable. Under Michigan law, the maximum dividend that may be paid by MEEMIC to Holdings during any twelve-month period without prior regulatory approval of the OFIS is the greater of 10% of MEEMIC's statutory surplus as reported on the most recent annual statement filed with the OFIS, and the net income of MEEMIC for the period covered by such annual statement excluding realized capital gains on investments. As of December 31, 2001, the amount available for payment of dividends in 2002 without prior regulatory approval of the OFIS is approximately $9.2 million.

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

Employees

        As of December 31, 2001, we had 190 employees. None of the employees are covered by a collective bargaining unit and we believe that employee relations are good.

Executive Officers of Registrant

        Set forth below is information about the executive officers as of December 31, 2001. Executive officers are appointed annually by, and serve at the pleasure of, Holdings' Board of Directors.

Name	Age	Position with Holdings	Position with MEEMIC
A. Derrill Crowe	65	Chairman	—
Victor T. Adamo	54	Chief Executive Officer	Chairman
Lynn M. Kalinowski	50	President	President and Chief Executive Officer
Christine C. Schmitt	45	Chief Financial Officer, Secretary and Treasurer	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
William P. Sabados	52	Chief Information Officer	Senior Vice President and Chief Information Officer

        A. Derrill Crowe has been Chairman of Holdings and a director of MEEMIC since September 2001. Dr. Crowe has been the Chairman and Chief Executive Officer of ProAssurance Corporation since its formation on June 28, 2001, which is the new holding company and parent of Holdings. Dr. Crowe has been Chairman of the Board and President of Medical Assurance, Inc. since its organization in 1995 and has served as director and President of The Medical Assurance Company, Inc. since its organization in 1976.

        Victor T. Adamo has been Chief Executive Officer of Holdings since September 2001 and was Chairman of Holdings from October 1998 to September 2001. Mr. Adamo has been a director of Holdings since October 1998 and is also the Chairman and a director of MEEMIC. Mr. Adamo has been the Vice Chairman and President of ProAssurance Corporation since June 2001. Mr. Adamo has been the Chief Executive Officer, President and a director of Professionals Group since 1996, and a director of ProNational, where he has held various positions including Chief Executive Officer, since 1985. Prior to joining ProNational, Mr. Adamo was in private legal practice from 1975 to 1985 and represented ProNational in corporate legal matters.

        Lynn M. Kalinowski has been President of Holdings and MEEMIC since September 2001 and has been a director of Holdings since October 1998 and a director and Executive Vice President of MEEMIC since May 1997. Mr. Kalinowski also served as President of MEEMIC from January 1993 to May 1997. Prior to joining MEEMIC in 1993, Mr. Kalinowski was the President of Southern Michigan Mutual Insurance Company and previously served as Director of Financial Analysis for the Michigan Insurance Bureau (now the State of Michigan Office of Financial and Insurance Services).

        Christine C. Schmitt has been Treasurer and Chief Financial Officer of Holdings since October 1998, Secretary of Holdings and MEEMIC and a director of MEEMIC since September 2001, and Senior Vice President and Chief Financial Officer of MEEMIC since joining the Company in 1993. Prior to joining MEEMIC, Ms. Schmitt was Director of Finance of the Hayman Company, a property management company. Ms. Schmitt is a Certified Public Accountant with thirteen years experience with the public accounting firm of Coopers & Lybrand LLP.

        William P. Sabados has been Chief Information Officer of Holdings and a director of MEEMIC since September 2001, and has been Senior Vice President and Chief Information Officer of MEEMIC since joining the Company as an officer in 1997. Mr. Sabados has been Chief Information Officer of ProAssurance Corporation and Professionals since June 2001 and July 1998 respectively, and is also a director and Chief Information Officer of ProNational. From 1987 to 1997, he was Vice President of Information Systems for the Investor Insurance Group. Prior to that, Mr. Sabados served as Director of Membership Billing for Blue Cross/Blue Shield North East Ohio in Cleveland Ohio since 1984.

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

  •
  an increase in the frequency and severity of catastrophic events or acts of terrorism;

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

        Other factors we do not currently anticipate may also materially and adversely affect our results of operations. We do not undertake, and expressly disclaim any obligation, to update or alter our forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

Item 2.    Properties

        The Company leases approximately 55,000 square feet of office space to house its principal executive offices in Auburn Hills, Michigan. For investment purposes, the Company owns an 11.5 acre vacant parcel of land in Auburn Hills, Michigan.

Item 3.    Legal Proceedings

        See also "Item 1—Business—General." As a personal lines insurer, we have many routine matters in current litigation. It is not anticipated that these routine cases will have a material adverse effect on our financial condition and results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of Holdings shareholders during the fourth quarter of 2001.

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters

        Shares of common stock of Holdings trade on The Nasdaq Stock Market(r) under the symbol "MEMH". The table below sets forth the high and low sale prices for the common stock for each quarter during the last two years.

	High	Low
2001
Fourth Quarter	$25.00	$21.72
Third Quarter	$26.79	$20.70
Second Quarter	$31.99	$19.30
First Quarter	$26.25	$21.56
	High	Low
2000
Fourth Quarter	$25.00	$20.25
Third Quarter	$24.63	$17.00
Second Quarter	$18.75	$14.88
First Quarter	$16.00	$13.13

        As of March 15, 2002 there were 1,211 record holders of shares of the common stock based on the records of the Company's transfer agent.

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

Item 6.    Selected Financial Data

        The following selected financial data are derived from our consolidated financial statements, except for selected statutory data (which are presented in accordance with statutory accounting practices). Information for periods prior to the formation of Holdings in 1998 relates to MEEMIC and its subsidiary. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report. See also Note 1 of the Company's consolidated financial statements. Statutory financial statistics are presented to provide information that can be readily compared to statistics of other companies in the property and casualty insurance industry to evaluate the Company's performance. These statistics should be evaluated along with the generally accepted accounting principles, or GAAP, information presented herein. See Note 15 of the consolidated financial statements for a discussion of the principal differences between GAAP and statutory accounting practices, and for a reconciliation of consolidated net income and equity, as reported in conformity with GAAP, with statutory net income and statutory surplus, as determined in accordance with statutory accounting practices, prescribed or permitted by the OFIS.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands, except share data)
Revenue Data:
Direct premiums written	$142,312	$130,290	$122,364	$113,258	$106,349
Net premiums written	137,743	121,136	95,596	66,190	75,000
Net premiums earned	133,252	118,528	93,034	64,040	67,830
Net investment income	11,182	10,768	8,285	6,958	6,677
Net realized investment (losses) gains	(1,540)	(65)	(20)	31	32
Other income	1,713	1,713	1,877	2,111	841

Total revenues	144,607	130,944	103,176	73,140	75,380
Losses and Expenses:
Losses and loss adjustment expenses	93,702	77,227	62,858	43,452	47,302
Policy acquisition and other underwriting expenses	31,679	28,127	19,132	12,658	16,690
Interest expense	—	—	906	1,827	1,342
Amortization expense	2,924	2,924	2,924	2,941	714
Conversion costs	—	—	—	783	—
Other expenses	103	174	15	31	31

Total expenses	128,408	108,452	85,835	61,692	66,079
Income from operations before federal income taxes	16,199	22,492	17,341	11,448	9,301
Federal income taxes	4,180	6,773	5,531	3,296	2,672

Income before extraordinary item	12,019	15,719	11,810	8,152	6,629
Extraordinary item	—	—	1,525	214	—

Net income	$12,019	$15,719	$13,335	$8,366	$6,629

Earnings per common share—basic(1)
Income before extraordinary item per common share—basic	$1.80	$2.38	$1.33
Income per share attributable to extraordinary item—basic	—	—	0.21

Net income per common share—basic	$1.80	$2.38	$1.54

Earnings per common share—diluted(1)
Income before extraordinary item per common share—diluted	$1.78	$2.34	$1.31
Income per share attributable to extraordinary item—diluted	—	—	0.21

Net income per common share—diluted	$1.78	$2.34	$1.52

Balance Sheet Data, end of year:
Total investments	$192,719	$177,025	$159,653	$124,903	$111,543
Total assets	341,683	309,474	274,649	239,330	214,858
Net losses and loss adjustment expense reserves	124,361	107,256	96,009	92,298	84,921
Total liabilities	180,565	162,867	147,464	187,106	171,576
Total shareholders' equity	161,118	146,607	127,185	52,224	43,282
Book value per common share	$24.14	$22.03	$19.27	N/A	N/A
GAAP Ratios:
Net loss and loss adjustment expenses ratio(2)	70.3%	65.2%	67.6%	67.8%	69.7%
Policy acquisition and other underwriting expense ratio(3)	23.8%	23.7%	20.5%	19.8%	24.6%
Combined ratio(4)	94.1%	88.9%	88.1%	87.6%	94.3%
Statutory Data:
Combined ratio(5)	95.8%	90.5%	93.3%	92.1%	92.9%
Industry combined ratio(6)	—	111.3%	106.1%	105.6%	100.6%
Statutory surplus	$80,093	$79,304	$74,611	$40,373	$34,513
Ratio of net written premiums to statutory surplus	1.72	1.53	1.28	1.64	2.17

(1)
The weighted average shares outstanding at December 31, 2001, 2000 and 1999 were 6,665,617, 6,603,796 and 6,599,500 basic common shares, respectively, and 6,768,075, 6,723,521 and 6,702,189 common shares, respectively, assuming dilution. Earnings per share for 1999 are computed for the period July 1, 1999 (date of conversion) through December 31, 1999. There were no cash dividends declared during the periods presented.
(2)
Calculated by dividing net losses and loss expenses by net premiums earned.
(3)
Calculated by dividing other underwriting expenses by net premiums earned.
(4)
The sum of the GAAP net loss and loss adjustment expense ratio and the total underwriting expense ratio.
(5)
The sum of the statutory net loss and loss adjustment expense ratio and the total underwriting expense ratio.
(6)
As reported by A.M. Best Company, an independent insurance rating organization, Best's Aggregate & Averages—Property—Casualty 2001 Edition (Priv. Pass. Automobile and Homeowners Quantitative Analysis Report). Data unavailable for the year ended December 31, 2001.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion of our financial condition and results of operations contains certain forward-looking statements relating to our anticipated future financial conditions and operating results and our current business plans. These forward-looking statements represent only our outlook as of the date of this report. While we believe any forward-looking statements we have made are reasonable, actual results could differ materially since the statements are based on our current expectations and are subject to risks and uncertainties. These risks and uncertainties are discussed elsewhere in this report. See the disclosures under "Item 1—Business—Forward Looking Statements." Other factors not currently anticipated by management may also materially and adversely affect the Company's results of operations. The Company does not undertake, and expressly disclaims any obligation, to update or alter its forward-looking statement whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

        We provide private passenger automobile, homeowners, boat and umbrella insurance primarily to educational employees and their immediate families in the State of Michigan through our MEEMIC subsidiary. MEEMIC sells its insurance contracts through over 95 sales representatives associated with our MEIA Agency subsidiary, which is the exclusive distributor of MEEMIC's products and on December 30, 1999 became a wholly-owned subsidiary of Holdings. As of December 31, 2001, MEEMIC had 143,663 policies in force, representing 175,545 insured vehicles, 48,461 homes, 2,042 boats and 717 umbrella policies.

Financial Condition

        Our total assets increased to $341.7 million at December 31, 2001 from $309.5 million at December 31, 2000. This 10.4% increase in total assets is due to the earnings from 2001 and overall business growth. Our cash and investments, which consist of bonds, real estate, and some preferred stocks totaled $222.7 million at December 31, 2001 and $198.1 million at December 31, 2000. We primarily invest in high quality bonds with the objective of providing stable income while maintaining liquidity at appropriate levels for our current and long-term requirements. The portfolio consists primarily of government bonds, municipal bonds, collateralized mortgage obligations, and investment grade corporate bonds. The modified duration of investments was 3.90 years at December 31, 2001 compared to 3.60 years at December 31, 2000. As of December 31, 2001 and 2000, the portfolio had an average Standard & Poor's security quality rating of AA (Excellent), and there were no securities in default concerning the timely payment of interest and principal. However, the carrying value of three securities issued by California electric utilities was written down a total of $1.5 million in the second quarter of 2001 for other than temporary declines in fair value due to uncertainty associated with those utilities. Our gross unrealized gains and gross unrealized losses in investments in securities were $6.2 million and $732,000, respectively, at December 31, 2001 and $3.2 million and $1.5 million, respectively, at December 31, 2000. These changes in our gross unrealized gains and losses are a result of fluctuating bond market values due to volatility of interest rates in the marketplace.

        Our recorded estimates of loss and loss adjustment expense reserves were $124.4 million at December 31, 2001 compared to $107.3 million at December 31, 2000. The $17.1 million increase in reserves for 2001 was primarily due to general allowances for growth in the number of insured vehicles and homeowner policies in force, and the cancellation of the homeowner quota share reinsurance agreement effective January 1, 2001. Reserves for losses incurred prior to 2001 were reduced by $6.5 million during 2001 as a result of favorable developments in estimates of prior years' reserves on auto liability. Reserves for losses incurred prior to 2000 were reduced by $9.5 million during 2000. This was caused by the unanticipated reduction in the frequency of claims. We believe this reduction resulted from the 1994 legislative tort reforms in the State of Michigan, which reduced the frequency and shortened the reporting pattern of claims. The 1994 legislation became effective in 1996 and the effects were uncertain at that time. As additional data subsequent to the tort reform has emerged, we anticipate greater stability in the reserve estimates. Uncertainties inherent in the loss estimation process will invariably cause differences in actual ultimate liabilities from estimates. Aggregate loss reserves at December 31, 2001 and 2000 have been certified by an independent actuarial firm and are believed to be a reasonable provision for all unpaid loss and loss expense obligations under the terms of MEEMIC's policies and agreements.

        At December 31, 2001 and 2000, unearned premiums were $41.3 million and $36.8 million, respectively. The increase of 12.2% in unearned premiums at December 31, 2001 compared to December 31, 2000 was comparable to the growth in net premiums written.

        Other liabilities at December 31, 2001 were $14.9 million, compared to $18.9 million at December 31, 2000. The decrease in 2001 for other liabilities was due to a decrease in premiums ceded payable due primarily to the cancellation of the homeowners quota share agreement in 2001 and the timing of payments. Additionally, other liabilities at December 31, 2001 were lower than December 31, 2000 as a result of the payment of capital lease obligations.

        Our book value per common share outstanding was $24.14 at December 31, 2001, compared to $22.03 at December 31, 2000. Shareholders' equity was $161.1 million at December 31, 2001, compared to $146.6 million at December 31, 2000. The increase of 9.9% in shareholders' equity was primarily due to net income of $12.0 million, and an increase in other comprehensive income that consisted of unrealized gains on the investment portfolio of $2.5 million during the year ended December 31, 2001. We also issued 68,000 additional shares of Holdings common stock upon exercise of employee stock options in 2001 at $10 per share. This was partially offset by the retirement of shares in connection with the incentive plan of 5,100 shares and by shares used in cashless transactions of 4,410 shares, all at $10 per share. Additionally, $179,000 was recorded as a reduction to additional-paid-in capital as a result of $606,000 of premium paid on the repurchase of surrendered securities related to employee stock options and the incentive plan trust, offset by a tax benefit of $427,000 from employee stock options exercised. We expect to use retained earnings to finance future growth and do not intend to pay any cash dividends in the foreseeable future.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. The following policies are those we believe to be the most sensitive to estimates and judgments. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements.

        Revenue Recognition.    We recognize insurance premium income on a monthly pro rata basis over the respective terms of the policies in force. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of the policies in-force. Reinsurance arrangements are prospective contracts for which prepaid reinsurance premiums are amortized ratably over the related policy terms based on the estimated ultimate amounts to be paid. Changes in estimated outcomes are recognized currently.

        Losses and Loss Adjustment Expense Reserves.    Losses and loss adjustment expense reserves represent the sum of (i) accumulation of individual case estimates for reported losses and loss adjustment expenses, (ii) bulk adjustments to case estimates and (iii) actuarial estimates for incurred but not reported losses and loss adjustment expenses. These estimates are based upon the Company's actual experience, assumptions and projections as to claims frequency, severity, inflationary trends and settlement payments. The reserve for losses and loss adjustment expenses is intended to cover the ultimate net cost of all losses and loss adjustment expenses incurred but unsettled through the balance sheet date, taking into account amounts we may be able to recover through reinsurance, and less amounts we estimate we can recover through salvage and subrogation. To the extent that loss trends develop in a way that is materially different than we have estimated, our estimates may require revision and we would adjust our reserves by increasing or decreasing the "loss and loss adjustment expense, net" amount for the relevant period.

        Investments.    At December 31, 2001 and 2000, all of the Company's securities are classified as available-for-sale and are those securities that would be available to be sold in response to the Company's liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of the related income tax effect, excluded from income and reported as a separate component of shareholders' equity. A decline in the fair value of an available-for-sale security below cost that we judge not to be temporary results in a charge to income.

Description of Ratios Analyzed

        In the analysis of our results that follows, we refer to various financial ratios that investors use to analyze and compare the results of insurance companies. These ratios include:

  •
  net loss and loss adjustment expenses ratio—This ratio compares our insurance losses and claim settling and adjusting expenses after deducting reinsurance to our net premiums earned and indicates how much we are paying to policyholders for claims compared to the amount of premiums we are receiving from them. We discuss five components of the net loss and loss adjustment expenses ratio that relate to the five categories of insurance losses in our business: automobile liability losses, automobile physical damage losses, homeowners losses, boat losses and umbrella losses. The lower the percentage, the more profitable our insurance business is.

  •
  policy acquisition and other underwriting expenses ratio—This ratio compares our expenses to obtain new business and renew existing business to our net premiums earned. The lower the percentage, the more efficient we are.

  •
  combined ratio—This ratio compares (a) the sum of our expenses to obtain new business and renew existing business, our insurance losses and our expenses related to settling and adjusting claims to (b) our net premiums earned. The lower the percentage, the more profitable our insurance business is. If the percentage is higher than 100%, our insurance business may not be profitable.

Results of Operations—2001 Compared to 2000

        Net income for 2001 was $12.0 million compared to $15.7 million for 2000. Our income from operations before taxes was $16.2 million and $22.5 million for 2001 and 2000, respectively, and the after-tax return on equity was 8.2% in 2001 compared to 12.4% in 2000. The primary reasons for the decreases were higher claim losses of $6.7 million from harsher winter weather, a $1.5 million loss recognized on three California electric utility securities deemed to have other than temporary declines in fair value and $1.3 million in expenses related to severance payments to officers who left the Company following the ProAssurance transaction involving the Company's parent, Professionals Group, Inc..

        Total direct premiums written increased to $142.3 million in 2001 from $130.3 million in 2000. Our direct premiums written have increased 9.2% in 2001 due to an increase in the number of homes and autos insured, an increase in the values of autos and homes being insured and a 12% rate increase for homeowners that became effective October 1, 2001. With the continued growth in our homeowners business, our product mix in terms of exposures by line at December 31, 2001 was 77.2% personal automobile, 21.6% homeowners, 0.9% boat and 0.3% umbrella policies. Net premiums written for 2001 increased to $137.7 million, or 13.7% from 2000, and net premiums earned for 2001 increased to $133.3 million, or 12.5% from 2000. In addition to the reasons previously noted, the increase also reflects the cancellation, effective January 1, 2001, of a quota share agreement under which we ceded 40% of our homeowners business during 2000. We are now retaining this homeowners business.

        Direct premiums written during 2001 for automobile coverage increased 7.3% to $122.8 million, from $114.4 million in 2000. The number of insured vehicles increased 4.2% to 173,545 at December 31, 2001 from 166,535 at December 31, 2000. Our homeowners premiums written also continued to increase. Direct premiums written during 2001 for homeowners increased 22.4% to $19.1 million, from $15.6 million in 2000. The number of homeowner policies in force increased 15.6% to 48,461 at December 31, 2001 from 41,927 at December 31, 2000. Auto and homeowner premiums increased at a faster rate than the number of insured vehicles and homes, due to the increased value of existing homes and an increase in the number of higher valued autos and homes overall.

        Our combined ratio was 94.1% for 2001 compared to 88.9% for 2000. Overall, our net loss ratio for 2001 was 62.6%, compared to 57.6% for 2000. The auto liability net loss ratio for 2001 was 49.8%, compared to 39.7% for 2000, and the auto physical damage net loss ratio for 2001 was 65.3% compared to 62.1% in 2000. The homeowner net loss ratio was 82.6% for 2001, compared to 96.0% for 2000. For 2001, the boat net loss ratio was 22.9% compared to 76.6% for 2000 and there were no umbrella losses. The increases in net loss ratio and combined ratio for the year ended December 31, 2001 were due to increases in both the frequency and severity of personal auto liability and physical damage claims, which more than offset the improvement in homeowner claims. The improvement in the homeowner net loss ratio for 2001 was primarily due to the effects of premium increases from higher valued homes and the rate increase effective October 1, 2001.

        Our policy acquisition and other underwriting expenses ratio increased slightly to 23.8% for 2001, compared to 23.7% for 2000. This increase is primarily the result of the $1.3 million in severance expenses incurred in 2001 in connection with the ProAssurance merger. This increase was partially offset by increased efficiencies from maintaining level costs over increased volume of business.

        Net investment income before interest expense was $11.2 million for 2001 compared to $10.8 million for 2000. The increase in net investment income before interest expense was due principally to increases in invested assets because of positive cash flows from operations, that were partially offset by declining interest rates. Additionally, a $1.5 million loss was recognized in June 2001 on three securities issued by California electric utilities deemed to have other than temporary declines in fair value. Consistent with 2000, investment income for 2001 was earned primarily from interest income and not from realized capital gains and losses. The tax equivalent total rate of return, which includes both income and changes in market value of securities, was 8.22% for 2001 and 9.80% for 2000. The decreased return in 2001 compared to 2000 was due to declining interest rates and the downturn in the U.S. economy. The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.93% for 2001, compared to 7.13% for 2000.

Results of Operations—2000 Compared to 1999

        Net income for 2000 was $15.7 million compared to $13.3 million for 1999. Our income from operations before taxes and extraordinary item was $22.5 million and $17.3 million for 2000 and 1999, respectively, and the after-tax return on equity was 12.4% in 2000 compared to 25.5% in 1999. The primary reason for the increase in income from operations before taxes and extraordinary item for 2000 compared to 1999 was due to our business growth and the retention of more of our premiums from reinsurance contracts.

        Total direct premiums written increased to $130.3 million in 2000 from $122.4 million in 1999. Our direct written premiums have increased 6.5% in 2000 due primarily to business growth. Additionally, auto and homeowner premiums increased at a faster rate than the number of insured vehicles and homes due to the increased value of existing homes and an increase in the number of higher valued autos and homes overall. With the continued growth in our homeowners business, our product mix in terms of exposures by line is 20% homeowners and 79% personal automobile, with the remainder made up by umbrella and boat. Net premiums written for 2000 increased to $121.1 million, or 26.7% from 1999. Net premiums earned for 2000 were $118.5 million compared to $93.0 million for 1999. The increase in net premiums written and earned for 2000 was due to the cancellation of the quota share reinsurance contract on July 1, 1999 with ProNational in connection with MEEMIC's conversion and general business growth.

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

        Our combined ratio was 88.9% for 2000 compared to 88.1% for 1999. Overall, our net loss ratio for 2000 was 57.6%, compared to 58.4% for 1999. The auto liability net loss ratio for 2000 was 39.7%, compared to 52.4% for 1999, and the auto physical damage net loss ratio for 2000 was 62.1% compared to 58.5% in 1999. The homeowner net loss ratio was 96.0% for 2000, compared to 77.4% for 1999. For 2000, the boat net loss ratio was 76.6% and there were no umbrella losses. The overall claims experience for the year 2000 was slightly better than 1999 because increases in vehicle damage and property losses from storms in the year 2000 were more than offset by reductions in auto liability losses.

        Our policy acquisition and other underwriting expenses ratio increased to 23.7% for 2000, compared to 20.5% for 1999. The increase in other underwriting expense for 2000 compared to 1999 includes additional costs for investments in technology and increased costs for sales force incentives. MEEMIC installed a new computer system and mailer machine, and implemented an automatic deposit payment system for billing and a voice response unit for routine billing calls.

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

        Our cash increased $8.9 million during 2001 compared to an increase of $12.3 million during 2000. Cash provided by operations during 2001 was $24.3 million, compared to $27.0 million during 2000. The increases in 2001 were less than the increases in 2000 primarily due to substantially higher loss payments made in 2001 from increased auto and homeowner claims reported in both 2001 and 2000, which were partially offset by increased efficiencies from maintaining level operating costs over increased volume of business.

        Historically, our liquidity requirements have been met by funds provided by operations. Due to the short-term nature of our products, a decrease in premiums or demand for our products could have a significant impact on the availability of our funds. Also, a substantial increase in paid claims, the occurrence of multi-catastrophe events or insolvency of our reinsurers could negatively impact our cash flows and our timing and ability to pay our liabilities.

        Based on historical trends, market conditions and our business plans, we believe that our existing resources and sources of funds will be sufficient to meet our short term and long term liquidity needs. However, because economic, market and regulatory conditions may change, there can be no assurance that our funds will be sufficient to meet these liquidity needs.

        Cash provided by operations that was deemed available for investment was invested in full compliance with our investment policy. Likewise, proceeds of $22.9 million for 2001 and $25.6 million for 2000, substantially from matured and called investments, were reinvested in similar high quality investments. During 2001 and 2000, we did not have any significant voluntary sales of long-term fixed maturity securities.

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

Effects of New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations with a closing date after June 30, 2001. This statement eliminates the pooling-of-interest method of accounting for business combinations. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets in a business combination.

        The Financial Accounting Standards Board has also issued SFAS No. 142 "Goodwill and Other Intangible Assets" which supersedes Opinion 17 "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for in financial statements upon acquisition and how these items should be accounted for subsequent to acquisition. Contrary to Opinion 17, SFAS No. 142 does not presume that goodwill and all other intangible assets are wasting assets requiring amortization. Instead, goodwill and intangible assets that have indefinite useful lives will be tested at least annually for impairment. If goodwill and intangible assets are deemed to be impaired, the change will be charged through the Statement of Operations. SFAS No. 142 requires additional disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition. Intangible assets net of accumulated amortization were $30.5 million at December 31, 2001 and the Company determined there are currently no impaired intangible assets. Thus, adopting SFAS No. 142 would not affect the current results of operations with any additional charges for impairment, but would eliminate current annual amortization expense of $2.9 million.

        The Financial Accounting Standards Board also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for the disposal of long-lived assets. As the Company does not hold long-lived assets, the adoption of SFAS No. 144 will not affect the results of operations or financial position of the Company.

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

        We are vulnerable to interest rate risk because, like other insurance companies, we invest primarily in fixed maturity securities, which are interest-sensitive assets. We do not invest in fixed maturity securities for trading purposes. Mortgage-backed securities, which make up approximately 17% of our investment portfolio, are particularly susceptible to interest rate changes. We invest primarily in classes of mortgage-backed securities that are less subject to prepayment risk and, as a result, somewhat less susceptible to interest rate risk than other mortgage-backed securities.

        Our fixed maturity investment portfolio was valued at $187.5 million at December 31, 2001 and had a duration of 3.90 years. The portfolio was valued at $167.9 million at December 31, 2000 and had a duration of 3.60 years. The following tables show the effects of a change in interest rate on the fair value and duration of our portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rate. You should not consider this assumption or the values shown in the table to be a prediction of actual future results. Our investment policy did not materially change during 2001.

	At December 31, 2001
Change in rates	Portfolio value	Change in value	Modified duration
	(Dollars in thousands)
+2%	$174,141	$(14,604)	4.23
+1%	$180,187	$(7,310)	4.18
0%	$187,497	—	3.90
-1%	$194,232	$6,735	3.48
-2%	$202,101	$13,356	3.57

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        See "Item 7—Management's Discussions and Analysis of Financial Condition and Results of Operations—Management of Market Risk."

Item 8.    Financial Statements and Supplementary Data

MEEMIC Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2001 and 2000

	2001	2000
	(In thousands, except share data)
Assets
Assets:
Investments
Fixed maturities available for sale, at fair value	$187,497	$167,866
Short-term investments, at cost, which approximates fair value	2,922	6,859
Real estate, at cost	2,300	2,300

Total investments	192,719	177,025
Cash and cash equivalents	29,948	21,093
Premiums due from policyholders	7,789	5,859
Amounts recoverable from reinsurers	62,423	50,472
Amounts recoverable from reinsurers, related party	5,326	7,263
Accrued investment income	2,647	2,462
Deferred federal income taxes	3,181	3,610
Property and equipment, at cost, net of accumulated depreciation	3,011	3,922
Deferred policy acquisition costs	3,356	2,784
Intangible assets, net of amortization	30,496	33,420
Federal income taxes recoverable	—	761
Other assets	787	803

Total assets	$341,683	$309,474

Liabilities and Shareholders' Equity
Liabilities:
Loss and loss adjustments expense reserves	$124,361	$107,256
Unearned premiums	41,310	36,755
Payable related to acquisition	—	1,040
Accrued expenses and other liabilities	9,734	11,512
Accrued expenses and other liabilities, related party	79	141
Premiums ceded payable	4,479	6,163
Federal income taxes payable	602	—

Total liabilities	180,565	162,867

Commitments and contingencies (Note 16)	—	—
Shareholders' equity:
Common stock, no par value; 10,000,000 shares authorized; 6,674,335 and 6,655,500 shares issued and outstanding in 2001 and 2000, respectively	66,043	65,855
Additional paid-in capital	46	225
Retained earnings	91,449	79,430
Accumulated other comprehensive income:
Net unrealized appreciation on investments, net of deferred federal income taxes of $1,928 and $590 in 2001 and 2000, respectively	3,580	1,097

Total shareholders' equity	161,118	146,607

Total liabilities and shareholders' equity	$341,683	$309,474

The accompanying notes are an integral part of the consolidated financial statements.

MEEMIC Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(In thousands, except share data)
Revenues and other income:
Premiums written	$142,312	$130,290	$122,364
Premiums ceded, related party	—	—	(22,513)
Premiums ceded, other	(4,569)	(9,154)	(4,255)

Net premiums written	137,743	121,136	95,596
Increase in unearned premiums, net of prepaid reinsurance premiums	(4,491)	(2,608)	(2,562)

Net premiums earned	133,252	118,528	93,034
Net investment income	11,182	10,768	8,285
Net realized investment losses on fixed maturities	(1,540)	(65)	(20)
Other income	1,713	1,713	1,877

Total revenues and other income	144,607	130,944	103,176

Expenses:
Losses and loss adjustment expenses, net (including ($190), ($192) and $15,072 ceded to related party in 2001, 2000 and 1999, respectively)	93,702	77,227	62,858
Policy acquisition and other underwriting expenses:
Other policy acquisition and underwriting expenses	31,176	27,385	24,990
Ceding commissions, related party	—	—	(7,227)
Management fees, related party	503	742	1,369

	31,679	28,127	19,132
Interest expense, related party	—	—	906
Amortization expense	2,924	2,924	2,924
Other expenses	103	174	15

Total expenses	128,408	108,452	85,835

Income from operations before federal income taxes and extraordinary item	16,199	22,492	17,341
Federal income taxes	4,180	6,773	5,531

Income before extraordinary item	12,019	15,719	11,810
Extraordinary item:
Gain on early extinguishment of debt, net of federal income taxes of $785	—	—	1,525

Net income	$12,019	$15,719	$13,335

Earnings per common share—basic*
Income before extraordinary item per common share—basic	$1.80	$2.38	$1.33
Income per share attributable to extraordinary item—basic	—	—	0.21

Net income per common share—basic	$1.80	$2.38	$1.54

Earnings per common share—assuming dilution*
Income before extraordinary item per common share—assuming dilution	$1.78	$2.34	$1.31
Income per share attributable to extraordinary item—assuming dilution	—	—	0.21

Net income per common share—assuming dilution	$1.78	$2.34	$1.52

Weighted average shares outstanding—basic	6,665,617	6,603,796	6,599,500

Weighted average shares outstanding—assuming dilution	6,768,075	6,723,521	6,702,189

*
Earnings per share for 1999 are computed for the period July 1, 1999 (date of conversion) through December 31, 1999.

The accompanying notes are an integral part of the consolidated financial statements.

MEEMIC Holdings, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity and Comprehensive Income

For the Years Ended December 31, 2001, 2000 and 1999

	Common stock	Retained earnings	Accumulated other comprehensive income	Additional paid-in capital	Total shareholders' equity
	(In thousands)
Balances, January 1, 1999	$—	$50,376	$1,848	$—	$52,224
Net income		13,335			13,335
Issuance of common stock	65,295				65,295
Net depreciation on investment securities			(3,669)		(3,669)

Balances, December 31, 1999	65,295	63,711	(1,821)		127,185
Net income		15,719			15,719
Issuance of common stock	560				560
Tax benefit from employee stock options				225	225
Net appreciation on investment securities			2,918		2,918

Balances, December 31, 2000	65,855	79,430	1,097	225	146,607
Net income		12,019			12,019
Issuance of common stock	188				188
Tax benefit from employee stock options and incentive plans				427	427
Premium paid on buyback of surrendered securities				(606)	(606)
Net appreciation on investment securities			2,483		2,483

Balances, December 31, 2001	$66,043	$91,449	$3,580	$46	$161,118

	Years ended December 31,
	2001	2000	1999
Comprehensive income:
Net income	$12,019	$15,719	$13,335
Net unrealized appreciation (depreciation) on investments, net of reclassification adjustment and net of deferred federal income taxes of $1,338 in 2001, $1,528 in 2000, and ($1,890) in 1999	2,483	2,918	(3,669)

Comprehensive income	$14,502	$18,637	$9,666

The accompanying notes are an integral part of the consolidated financial statements.

MEEMIC Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(In thousands, except share data)
Cash flows from operating activities:
Net income	$12,019	$15,719	$13,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,778	4,420	3,987
Realized losses on investments	1,540	65	20
Net (accretion of discount)/amortization of premiums on investments	(4)	(24)	89
Deferred federal income taxes	(908)	(501)	591
Extraordinary gain on early extinguishment of debt	—	—	(2,310)
Changes in assets and liabilities:
Premiums due from policyholders	(1,930)	(1,105)	(913)
Amounts due from reinsurers	(11,698)	(5,780)	1,450
Accrued investment income	(185)	(236)	(621)
Deferred policy acquisition costs	(572)	(64)	(2,441)
Other assets	16	204	(297)
Loss and loss adjustment expense reserves	17,105	11,247	3,711
Unearned premiums	4,555	2,607	2,562
Accrued expenses and other liabilities	(2,258)	2,133	299
Federal income taxes payable/recoverable	1,789	(1,705)	423

Net cash provided by operating activities	24,247	26,980	19,885

Cash flows from investing activities:
Purchases of short-term investments	(12,802)	(12,995)	(951)
Proceeds from sale or maturity of short-term investments	16,739	6,136	2,857
Proceeds from maturity of securities available for sale	22,942	25,613	16,377
Purchases of securities available for sale	(40,288)	(31,721)	(56,402)
Proceeds from sales of property and equipment	58	159	287
Purchases of property and equipment	(1,001)	(2,392)	(2,386)
Purchase of real estate	—	—	(2,300)

Net cash used in investing activities	(14,352)	(15,200)	(42,518)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	560	—
Proceeds from initial public offering	—	—	42,973
Initial public offering costs	—	—	(700)
Payment on payable related to acquisition	(1,040)	(26)	(14,839)

Net cash (used in) provided by financing activities	(1,040)	534	27,434

Net increase in cash and cash equivalents	8,855	12,314	4,801
Cash and cash equivalents, beginning of year	21,093	8,779	3,978

Cash and cash equivalents, end of year	$29,948	$21,093	$8,779

Supplemental disclosures of cash flow information:
Federal income taxes paid	$4,501	$8,500	$5,300

Interest paid	$—	$—	$2,734

Supplemental disclosure of noncash financing activities:
Common stock issued in cashless exercise of employee stock options and net of 4,410 shares surrendered in incentive plans	$239

Conversion of surplus note and accrued interest for MEEMIC Holdings, Inc. stock			$23,022

The accompanying notes are an integral part of the consolidated financial statements.

MEEMIC Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Description of Business

        MEEMIC Holdings, Inc. ("Holdings") and subsidiaries (collectively with Holdings, the "Company") is an insurance holding company incorporated under Michigan law in October 1998. The Company owns all of the issued and outstanding common stock of MEEMIC Insurance Services Corp. and MEEMIC Insurance Company ("MEEMIC"), a stock insurance company incorporated under Michigan law. MEEMIC is a property and casualty insurance company that operates as a single segment writing full coverage private passenger automobile, homeowner, boat and umbrella insurance products for educational employees and their immediate families exclusively in the State of Michigan. The Company's insurance contracts are sold through MEEMIC Insurance Services Corp., d/b/a MEIA Insurance Agency, which is the exclusive distributor of the Company's products.

2.    Summary of Significant Accounting Policies

  Basis of presentation

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), which vary in certain respects from statutory accounting practices followed in reporting to insurance regulatory authorities (see Note 15 for the effect of such differences). All material intercompany balances and transactions have been eliminated. The financial information for periods prior to the formation of Holdings relates to MEEMIC and MEIA Insurance Agency.

  Cash and cash equivalents

        Cash equivalents include money market funds with original maturities of less than three months.

  Investments

        At December 31, 2001 and 2000, all of the Company's securities are classified as available-for-sale and are those securities that would be available to be sold in response to the Company's liquidity needs, changes in market interest rates and asset-liability management strategies, among others.

        Available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of the related income tax effect, excluded from income and reported as a separate component of shareholders' equity.

        A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. All declines in fair values of the Company's investment securities in 2001 or 2000 were deemed to be temporary, except for a $1.5 million loss recognized in the second quarter of 2001 on California electric utility investment securities.

        Short-term investments, which consist principally of money market mutual funds and U. S. government securities, are stated at cost, which approximates fair value.

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

  Losses and loss adjustment expense reserves

        Losses and loss adjustment expense reserves represent the accumulation of individual case estimates for reported losses and loss adjustment expenses, bulk adjustments to case estimates and actuarial estimates for incurred but not reported losses and loss adjustment expenses, based upon the Company's actual experience, assumptions and projections as to claims frequency, severity, inflationary trends and settlement payments. The reserve for losses and loss adjustment expenses is intended to cover the ultimate net cost of all losses and loss adjustment expenses incurred but unsettled through the balance sheet date reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation approximated $1,485,000 and $1,285,000 at December 31, 2001 and 2000, respectively. The reserve is stated gross of reinsurance ceded.

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

        Commencing September 15, 2000, the Company is included in the consolidated federal income tax return with Professionals Group, Inc., parent of ProNational Insurance Company, Inc. Commencing June 28, 2001, the Company is included in the consolidated federal income tax return with

ProAssurance Corporation, the new parent of Professionals Group. The method of allocation between the companies is subject to written agreement approved by the Board of Directors. Allocation is based upon separate return calculations with current credit for net losses. Intercompany tax balances are reconciled at least annually.

  Intangibles

        Intangibles primarily consist of the excess of cost over fair market value of net tangible assets of an acquired business. Intangible assets, including noncompete agreements, are amortized on a straight-line basis over periods ranging from 5 to 15 years. Accumulated amortization totaled $12,428,000 and $9,504,000 at December 31, 2001 and 2000, respectively.

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

  Net income per share

        Net income per share is calculated by dividing net income per share by the weighted-average number of common shares outstanding. The weighted-average common shares used for determining basic income per common share were 6,665,617 and 6,603,796 for the years ended December 31, 2001 and 2000, respectively and 6,599,500 for the period July 1, 1999 (the date of conversion) through December 31, 1999. The effect of dilutive stock options added 102,458 and 119,725 shares for the years ended December 31, 2001 and 2000, respectively and 102,689 shares for the period July 1, 1999 (date of conversion) through December 31, 1999, for the computation of diluted income per common share.

  Accumulated other comprehensive income

        Accumulated other comprehensive income consists solely of unrealized gains or losses on the Company's available for sale securities. Realized investment losses on securities held as of the beginning of the year totaling ($1,566,239), ($64,743) and ($20,203) in 2001, 2000, and 1999, respectively, had unrealized (depreciation) appreciation of ($309,809), ($40,141), and $30,904 at the beginning of 2001, 2000, and 1999, respectively.

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

3.    Conversion and Reorganization

        On July 1, 1999, MEEMIC converted from a mutual to a stock insurance company and became a wholly-owned subsidiary of Holdings. Prior to the conversion, Holdings did not engage in any significant operations and did not have assets or liabilities. Since July 2, 1999, stock of Holdings has been trading on the Nasdaq National Market under the symbol "MEMH". Net proceeds of the initial public offering were $42,973,000, before offering costs of $700,000 and a donation to the MEEMIC Foundation of $500,000. MEEMIC policyholders subscribed for 1,533,983 shares of common stock in Holdings. Also pursuant to the plan of conversion, Professionals Group, Inc. converted a $21.5 million surplus note (plus accrued interest) of MEEMIC owned by ProNational Insurance Company ("ProNational"), a wholly-owned subsidiary of Professionals Group, Inc. into 2,302,209 shares of the Company; and, Professionals Group, Inc. fulfilled its obligations as standby purchaser by purchasing an additional 2,763,308 shares in the subscription offering. At December 31, 2001, Professionals Group, Inc. owned 84.0% of the issued and outstanding shares of Holdings.

        As contemplated in the conversion plan, the amount payable relating to the agency acquisition was substantially repaid in 1999. In accordance with the purchase agreement, certain former Agency shareholders elected to accelerate the individual amount due to them related to the agency acquisition. Settlements of these early extinguishments of debt resulted in an extraordinary item reflected on the 1999 income statement. The remaining amount payable relating to the Agency acquisition was repaid in 2001 in accordance with the agency purchase agreement.

        On June 27, 2001, Professionals Group, Inc. and Medical Assurance, Inc. formed a new holding company, ProAssurance Corporation, that owns all of the stock of Medical Assurance, Inc. and Professionals Group, Inc. Medical Assurance, Inc., ProNational and MEEMIC continue to serve policyholders under the umbrella of the new ProAssurance holding company.

        Upon completion of the ProAssurance merger, certain officers of Holdings left the Company and were paid severance benefits pursuant to change of control agreements. A $1,335,500 charge for severance payments to these officers was recorded in the second quarter of 2001.

4.    Investments

        A summary of amortized cost, gross unrealized gains and losses and estimated fair value of investments in securities as of December 31, 2001 and 2000, follows:

	2001
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$18,176	$462	$18	$18,620
Debt securities issued by states of the United States and political subdivisions of the states	96,219	2,216	484	97,951
Corporate debt securities	32,489	1,363	75	33,777
Mortgage-backed securities:
Government	27,258	806	128	27,936
Other	3,753	115	—	3,868
Other asset-backed securities	2,005	95	—	2,100
Redeemable preferred stocks	2,089	1,183	27	3,245

Total	$181,989	$6,240	$732	$187,497

	2000
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Fixed maturities available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$16,039	$151	$114	$16,076
Debt securities issued by states of the United States and political subdivisions of the states	81,410	2,046	85	83,371
Corporate debt securities	32,449	409	931	31,927
Mortgage-backed securities:
Government	28,193	412	38	28,567
Other	2,242	72	—	2,314
Other asset-backed securities	2,094	44	—	2,138
Redeemable preferred stocks	3,752	17	296	3,473

Total	$166,179	$3,151	$1,464	$167,866

        The amortized cost and estimated fair value of fixed maturities at December 31, 2001, by contractual maturity, are shown below. Expected maturities on certain corporate and mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated fair value
	(In thousands)
Due in one year or less	$9,592	$9,808
Due after one year through five years	50,682	52,765
Due after five years through ten years	56,601	57,770
Due after ten years	30,009	30,005

	146,884	150,348
Mortgage-backed securities:
Government	27,258	27,936
Other	3,753	3,868
Other asset-backed securities	2,005	2,100
Redeemable preferred stocks	2,089	3,245

Total	$181,989	$187,497

        In 2001, 2000, and 1999, the Company did not have any significant voluntary sales of fixed maturity securities. A summary of the sources of net investment income follows:

	Years ended December 31,
	2001	2000	1999
	(In thousands)
Fixed maturities	$10,095	$9,597	$7,525
Short-term investments and cash	1,377	1,464	1,079

Total investment income	11,472	11,061	8,604
Less investment expenses	290	293	319

Net investment income	$11,182	$10,768	$8,285

        Increases (decreases) in net unrealized gains of fixed maturities were $3,821,000, $4,446,000, and ($5,559,000) at December 31, 2001, 2000, and 1999, respectively.

        At December 31, 2001, U. S. Treasury notes and certificates of deposit with a carrying value of $2,095,000 were on deposit with regulatory authorities, as required by law.

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

6.    Related Party Transactions

        In 1999, Professionals Group provided MEEMIC with information system services and certain consulting services under a Management Services Agreement that was terminated effective July 1, 1999. Fees for such services were $1,065,000 for 1999 and were included in other underwriting expenses. As of July 1, 1999, MEEMIC entered into an Expense Allocation Agreement with ProNational covering indirect expenses and salaries of key Company personnel. Expenses related to this agreement were $503,000, $742,000 and $304,000 for 2001, 2000 and 1999, respectively. Also effective July 1, 1999, MEEMIC canceled its quota share reinsurance contract with ProNational (Note 7).

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

        The Company has various excess of loss and quota share reinsurance agreements. As of December 31, 2001, the Company's maximum current net retention, subject to certain adjustments of risk on any single coverage per claim after reinsurance is $200,000. In 2001, the Company had one quota share reinsurance agreement for umbrella policies and had cancelled its quota share agreement for homeowners. In 2000, the Company was involved in two quota share reinsurance agreements. Since the Company began offering umbrella policies, a quota share reinsurance arrangement was entered into in which the Company retains 5% and cedes 95% of the liability on these policies. The Company also had a quota share reinsurance arrangement in 2000 whereby the Company ceded 40% of its homeowners liability before the effects of other reinsurance contracts. Ceding commissions on these agreements were $192,000 in 2001 and $1,336,000 in 2000.

        The Company continually reviews its reinsurers, considering a number of factors, the most critical of which is their financial stability. Based on these reviews, the Company evaluates its position with reinsurers with respect to existing and future reinsurance.

        At December 31, 2001 and 2000, amounts due from reinsurers were as follows:

	Amounts due from reinsurers
	2001	2000
	(In thousands)
Michigan Catastrophic Claims Association	$51,405	$36,079
American Reinsurance Company	6,671	9,188
Gerling Global Reinsurance Corp. of America	2,414	2,647
Continental Casualty Company	499	1,129
Other	1,434	1,429

	62,423	50,472
ProNational Insurance Company, related party	5,326	7,263

Total amounts due from reinsurers	$67,749	$57,735

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

        Amounts due from reinsurers consisted of amounts related to:

	December 31,
	2001	2000
	(In thousands)
Paid losses and loss adjustment expenses	$2,257	$3,117
Unpaid losses and loss adjustment expense	65,428	54,571
Unearned premium reserves	64	47

Amounts recoverable from reinsurers	67,749	57,735
Premiums ceded payable	(4,479)	(6,163)

Net amount due from reinsurers	$63,270	$51,572

7.    Reinsurance (Continued)

        Premiums earned and losses and loss adjustment expenses are net of the following reinsurance ceded amounts:

	Years ended December 31,
	2001	2000	1999
	(In thousands)
Premiums earned	$4,552	$9,107	$26,768
Losses and loss adjustment expenses incurred	21,274	18,246	16,723

        From July 1, 1997 through June 30, 1999, the Company had a coinsurance treaty with ProNational to cede 40% of its net retained premiums on a quota share basis. Ceding commissions were $7,227,000 in 1999. A summary of reinsurance amounts, which are included above, that were ceded to ProNational follows:

	2001	2000	1999
	(In thousands)
Premiums earned	$—	$—	$22,513
Losses and loss adjustment expenses incurred	(190)	(192)	15,072

8.    Federal Income Taxes

        Income tax expense is computed under the liability method, whereby deferred income taxes reflect the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and those for income tax purposes.

        The provision for federal income taxes consists of the following:

	Years ended December 31,
	2001	2000	1999
	(In thousands)
Current	$5,088	$7,274	$4,940
Deferred	(908)	(501)	591

Total provision for federal income tax	$4,180	$6,773	$5,531

        The significant components of federal income tax expense are as follows:

	Years ended December 31,
	2001	2000	1999
	(In thousands)
Continuing operations	$4,180	$6,773	$5,531
Extraordinary item	—	—	785
Shareholders' equity	911	1,303	(1,890)

	$5,091	$8,076	$4,426

        Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 35% to income or loss before federal income taxes. For the years ended December 31, 2001, 2000 and 1999, the reasons for these differences, and the tax effects thereof, are as follows:

	Years ended December 31,
	2001	2000	1999
	(In thousands)
Expected tax expense	$5,670	$7,872	$6,069
Dividends received deduction	(19)	(56)	(40)
Tax-exempt interest	(1,392)	(1,241)	(821)
Other, net	(79)	198	323

Total federal income tax	$4,180	$6,773	$5,531

        The tax effects of temporary differences that give rise to deferred income tax assets and deferred federal income tax liabilities follow:

	Years ended December 31,
	2001	2000
	(In thousands)
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$1,745	$1,557
Unearned premium reserves	2,887	2,573
Accruals for fringe benefits	791	900
Advanced premiums	130	111
Depreciation on property and equipment	139	—
Write down on investments	542	—
Other, net	92	82

Total deferred federal income tax assets	6,326	5,223

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	1,174	974
Unrealized gains on investments	1,928	591
Salvage and subrogation recoverable	39	34
Other, net	4	14

Total deferred federal income tax liabilities	3,145	1,613

Net deferred federal income taxes	$3,181	$3,610

9.    Property and Equipment

        At December 31, 2001 and 2000, property and equipment consisted of the following:

	Years ended December 31,
	2001	2000
	(In thousands)
Data processing equipment, including software	$4,693	$4,028
Furniture, fixtures and equipment	4,019	3,939

	8,712	7,967
Accumulated depreciation	(5,701)	(4,045)

Total property and equipment, net	$3,011	$3,922

10.    Deferred Policy Acquisition Costs

        Changes in deferred policy acquisition costs are summarized as follows:

	Years ended December 31,
	2001	2000	1999
	(In thousands)
Net asset balance, beginning of year	$2,784	$2,720	$278

Amounts deferred:
Commissions to agents	11,400	10,511	14,841
Ceding commission income	(192)	(1,336)	(7,227)

Net amounts deferred	11,208	9,175	7,614
Net amortization	(10,636)	(9,111)	(5,172)

Net asset balance, end of year	$3,356	$2,784	$2,720

11.    Loss and Loss Adjustment Expense Reserves

        Activity in loss and loss adjustment expense reserves is summarized as follows:

	Years ended December 31
	2001	2000	1999
	(In thousands)
Balance, beginning of year	$107,256	$96,009	$92,298
Less reinsurance balance recoverable	54,618	49,446	53,333

Net balance, beginning of year	52,638	46,563	38,965
Incurred related to:
Current year	100,218	86,730	69,822
Prior years	(6,516)	(9,503)	(6,964)

Total incurred	93,702	77,227	62,858
Paid related to:
Current year	65,225	56,014	42,376
Prior years	22,182	15,138	12,884

Total paid	87,407	71,152	55,260

Net balance, end of year	58,933	52,638	46,563
Plus reinsurance balances recoverable	65,428	54,618	49,446

Balance, end of year	$124,361	$107,256	$96,009

        As a result of recent favorable development in estimates of prior years' reserves on auto liability business, the provision for losses and loss adjustment expenses in 2001, 2000, and 1999 decreased by $6,516,000, $9,503,000, and $6,964,000, respectively. Management believes 1994 legislative tort reform in the State of Michigan produced better than expected loss experience and resulted in reductions in prior years' loss reserves in 2001, 2000, and 1999. The 1994 legislation became effective in 1996 and the effects were uncertain at that time. As time has passed, the data and effects of that reform have stabilized and management has reduced reserves related to prior accident years accordingly.

12.    Employee Benefit Plans

        The Company has a qualified defined contribution 401(k) plan which covers substantially all of its employees. The Company matches 50% of employees' contributions up to a maximum rate of 2.5% of eligible compensation. In addition, the Company is required to make an elective contribution on behalf of each participant in an amount determined annually by the Company's Board of Directors. However, such elective contribution for a year may, at the discretion of the Company, be omitted in a year in which a net loss is experienced. The charge to income under this plan was $679,000, $688,000, and $609,000 for 2001, 2000 and 1999, respectively.

        The Company also has a qualified defined contribution money purchase plan, covering substantially all employees, in which the Company is required to make a contribution on behalf of each participant in an amount equal to 3 percent of eligible compensation. The charge to income under this plan was $211,000 in 2001, $237,000, in 2000, and $209,000, in 1999.

        The Company has a short-term incentive plan covering all full time permanent employees hired before March 1 for each plan year. Incentive payouts are based on achievement of corporate goals and are calculated as a percentage of base compensation. The charge to income under this plan was approximately $560,000 in 2001, $660,000 in 2000, and $575,000 in 1999.

13.    Stock Options and Awards

        In October 1998, Holdings' Board of Directors and sole shareholder adopted a stock compensation plan to provide performance-based compensation to officers, directors and employees of Holdings and MEEMIC. Pursuant to the stock compensation plan, 300,000 shares were reserved for future issuance by Holdings upon exercise of stock options. If awards should expire, become unexercisable or be forfeited for any reason without having been exercised or without becoming fully vested in full, the shares of common stock subject to such awards would be available for the grant of additional awards under the stock compensation plan.

        The stock compensation plan is administered by the compensation committee of the board of directors. On the effective date of the conversion, July 1, 1999, 280,000 options were granted at fair value, the subscription price of Holdings' common stock, on the date of grant. These options vest and become exercisable in equal annual installments over a five year period beginning July 1, 2000, (except in the event of a change in control of the Company, in which case all options granted become immediately vested), and expire on July 1, 2009. No charge to operations was recorded with respect to authorization, grant or exercise of options. Proceeds received upon exercise are credited to shareholders' equity. As a result of the completion of the ProAssurance merger, all options granted became fully vested on June 28, 2001.

        Option information regarding the stock compensation plan is as follows:

	Years ended December 31,
	2001		2000		1999
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	224,000	$10	280,000	$10	—	$—
Granted	—	—	—	—	280,000	10
Exercised	68,000	10	56,000	10	—	—
Canceled	16,000	—	—	—	—	—

Outstanding at end of year	140,000	$10	224,000	$10	280,000	$10

Options exercisable at end of year	140,000		—		—

Weighted average fair-value of options granted during the year		$—		$—		$5.14

        Options outstanding as of December 31, 2001 under the stock compensation plan consisted of the following:

Options Outstanding				Options Exercisable
Range of exercise prices	Number	Weighted average remaining contractual life	Weighted average exercise price	Number	Weighted average exercise price
$10	140,000	7.5	$10	140,000	$10

Options available for grant at end of year	20,000

        The Company applies APB Opinion 25 and related interpretations in accounting for the plan. Accordingly, no compensation cost has been recognized for the stock option plan. There were no options granted in 2001 or 2000. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income (in thousands) and net income per common share—assuming dilution would have been reduced to the pro forma amounts below for options granted in 1999:

	2001	2000	1999
	(In thousands)
Net income:
As reported	$12,019	$15,719	$13,335
Pro forma	11,829	15,529	13,240
Net income per common share—assuming dilution*:
As reported	$1.78	$2.34	$1.52
Pro forma	$1.75	$2.31	$1.50

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

14.    Lease Agreements

        The Company is obligated under an operating lease for office space.

14.    Lease Agreements (Continued)

        At December 31, 2001, future minimum lease payments are as follows:

2002	$967,000
2003	967,000
2004	967,000
2005	967,000
2006	830,000

$4,698,000

        The base rate will increase annually at the start of each new lease year by the percentage increase in the CPI-U (Common Price Index for all urban consumers).

        Rental expense was $1,432,000, $1,382,000, and $1,258,000 in 2001, 2000 and 1999, respectively.

15.    Statutory Insurance Accounting Practices

        MEEMIC is required to file financial statements prepared in accordance with statutory insurance accounting practices ("SAP") prescribed or permitted by the State of Michigan Office of Financial and Insurance Services ("OFIS"). The Company does not utilize any permitted accounting practices.

        Accounting practices used to prepare statutory-basis financial statements differ in some respects from GAAP. A reconciliation of statutory capital and surplus at December 31, 2001 and 2000, and statutory net income for the years ended December 31, 2001, 2000 and 1999, of MEEMIC (as filed with the OFIS), to the amounts shown in the accompanying financial statements follows:

	Year ended December 31,
	2001	2000
	(In thousands)
Statutory capital and surplus	$80,093	$79,304
Net unrealized (depreciation) appreciation on securities available for sale	5,508	1,687
Deferred policy acquisition costs capitalized for GAAP	3,356	2,784
Deferred federal income taxes recorded for GAAP	3,181	3,610
Assets nonadmitted for SAP	10,286	11,473
Common stock issued	4,248	4,060
Accumulated intercompany dividends	57,815	43,315
Deferred tax assets recorded for statutory basis	(4,003)	—
Prepaid pension costs for unvested contributions	(412)	—
Premium paid on buyback on surrendered securities	(606)	—
Retained earnings attributable to MEEMIC Holdings, Inc.	1,652	374

Total shareholders' equity per accompanying consolidated balance sheets	$161,118	$146,607

	Years ended December 31,
	2001	2000	1999
	(In thousands)
Statutory net income	$9,275	$14,508	$8,732
Deferred federal income tax expense recorded for GAAP	908	501	(591)
Deferred policy acquisition costs capitalized for GAAP	572	64	2,442
Prepaid pension costs	(14)	—	—
Net income attributable to non-insurance subsidiary	833	621	3,024
Net income (loss) attributable to MEEMIC Holdings, Inc.	429	25	(272)
Other	16	—	—

Net income per accompanying consolidated statements of income	$12,019	$15,719	$13,335

        On January 1, 2001, significant changes to the statutory basis accounting became effective. The cumulative effect of these changes, known as the Codification guidance, was recorded as a direct adjustment to statutory surplus. The effect of the adoption on MEEMIC's statutory surplus was an increase of $4.0 million as of January 1, 2001, primarily due to the recording of a deferred tax asset.

16.    Contingencies

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

17.    Shareholders' Equity

        Approximately $260 million of consolidated assets represents assets of the Company's insurance operations that may not be transferred to Holdings in the form of dividends, loans or advances without prior regulatory approval. The amount of dividends that the Company's insurance subsidiary can pay to Holdings in any 12-month period is limited to the greater of statutory net income for the preceding year, excluding realized capital gains on investments, or 10% of unassigned surplus as of the preceding year end. As of December 31, 2001, amounts available for payment of dividends in year 2002 without prior regulatory approval of the OFIS is approximately $9.2 million.

18.    Revenue Information

        The Company operates as a single segment offering four insurance products—personal automobile, homeowners and as of March 1, 2000, boat and umbrella policies. Revenue is from unaffiliated customers. Direct premiums written and net premiums earned from each of these products is as follows:

	Year ended December 31,
	2001	2000	1999
	(In thousands)
Direct premiums written:
Personal automobile	$122,754	$114,388	$109,553
Homeowners	19,064	15,618	12,811
Boat	366	196	—
Umbrella	128	88	—

Total	$142,312	$130,290	$122,364

Net premiums earned:
Personal automobile	$116,864	$110,486	$84,574
Homeowners	16,107	7,947	8,460
Boat	277	92	—
Umbrella	4	3	—

Total	$133,252	$118,528	$93,034

19.    Concentration and Credit Risk

        Premiums written through the Company's sales agency approximated 90% of direct written premiums in each of the years 2001, 2000 and 1999. Additionally, in each of these years, the top ten agents produced, in aggregate, approximately 32% of direct written premiums.

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

20.    Quarterly Financial Data (Unaudited)

        The unaudited operating results by quarter for 2001 and 2000 are summarized below:

	Total revenues and other income	Income before income taxes and extraordinary item	Net income	Net income per common share— assuming dilution
	(In thousands, except share data)
2001:
1st Quarter	$34,379	$3,495		$2,463.36
2nd Quarter	34,319	1,866		1,556.23
3rd Quarter	38,060	6,189		4,630.68
4th Quarter	37,849	4,649		3,370.50

Year	$144,607	$16,199		$12,019

2000:
1st Quarter	$31,443	$3,727		$2,487.36
2nd Quarter	32,203	7,252		5,128.76
3rd Quarter	33,298	7,316		5,355.80
4th Quarter	34,000	4,197		2,749.41

Year	$130,944	$22,492		$15,719

21.    Accounting Changes

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations with a closing date after June 30, 2001. This statement eliminates the pooling-of-interest method of accounting for business combinations. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets in a business combination.

        The Financial Accounting Standards Board also issued SFAS No. 142 "Goodwill and Other Intangible Assets" which supersedes Opinion 17 "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for subsequent to acquisition. Contrary to Opinion 17, SFAS No. 142 does not presume that goodwill and all other intangible assets are wasting assets requiring amortization. Instead, goodwill and intangible assets that have indefinite useful lives will be tested at least annually for impairment. If goodwill and intangible assets are deemed to be impaired, the change will be charged through the Statement of Operations. SFAS No. 142 requires additional disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition. Intangible assets net of accumulated amortization were $30.5 million at December 31, 2001 and the Company determined there are currently no impaired intangible assets. Thus, adopting SFAS No. 142 would not affect the current results of operations with any additional charges for impairment, but would eliminate current annual amortization expense of $2.9 million.

        The Financial Accounting Standards Board also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for the disposal of long-lived assets. As the Company does not hold long-lived assets, the adoption of SFAS No.144 will not affect the results of operations or financial position of the Company.

22.    Subsequent Event

        On March 18, 2002 Holdings announced that it intends to acquire all of its outstanding shares of stock not currently owned by ProAssurance Corporation, for $29 per share in cash (a total of 1,204,290 fully diluted shares). The proposed transaction has been unanimously approved by the Company's Board of Directors, including its independent Directors not affiliated with ProAssurance Corporation. Following completion of the offer, the Company intends to delist its stock from the Nasdaq Stock Market and terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended. The Company intends to use primarily its own existing cash resources to fund the purchase of the shares.

        No timetable has been established for the transaction, although the Company expects to proceed expeditiously. The transaction is subject to several conditions, including without limitation, the negotiation of final terms of the transaction between the Board and the independent Directors; the receipt of fairness opinions; the receipt of all required regulatory and bank approvals; the receipt of confirmation from insurance rating agencies that the repurchase would not impair the current A- rating of MEEMIC Insurance Company or any of the other insurance subsidiaries of ProAssurance Corporation; and a favorable vote by a majority of the MEEMIC Holdings shareholders other than ProAssurance Corporation and persons who are affiliated with ProAssurance Corporation. These statements are subject to a variety of risks and uncertainties, including without limitation the fulfillment of the conditions to the transaction described above. There can be no assurance that the transaction will be completed.

Report of Independent Auditors

         Board of Directors and Shareholders
of MEEMIC Holdings, Inc.

        We have audited the accompanying consolidated balance sheet of MEEMIC Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for the year then ended. Our audit also included the 2001 financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of MEEMIC Holdings, Inc. and Subsidiaries for the year ended December 31, 2000, were audited by other auditors whose report, dated February 2, 2001, expressed an unqualified opinion on those statements.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of MEEMIC Holdings, Inc. and Subsidiaries at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2001 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP

February 1, 2002, except for Note 22, as to which the date is March 18, 2002
Birmingham, Alabama

Report of Independent Accountants

         To the Board of Directors and Shareholders
of MEEMIC Holdings, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14 present fairly, in all material respects, the financial position of MEEMIC Holdings, Inc. and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 14 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Grand Rapids, Michigan
February 2, 2001

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MEEMIC HOLDINGS, INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000
	(In thousands, except share data)
Assets
Investment in subsidiaries:
MEEMIC Insurance Company	$98,024	$98,860
MEEMIC Insurance Services Corporation	30,069	29,236

Total investment in subsidiaries	128,093	128,096
Fixed maturities available for sale, at fair value	10,103	—
Short-term investments	—	4,922

Total investments	138,196	133,018

Cash	22,706	13,453
Accrued investment income	189	9
Federal income taxes recoverable	27	127

Total assets	$161,118	$146,607

Liabilities and Shareholders' Equity
Liabilities:
Accrued expenses and other liabilities, related party	$2	$—

Total liabilities	2	—
Shareholders' equity:
Common stock, no par value; 10,000,000 shares authorized; 6,674,335 and 6,655,500 shares issued and outstanding in 2001 and 2000, respectively	66,043	65,855
Retained earnings	95,073	80,752

Total shareholders' equity	161,116	146,607

Total liabilities and shareholders' equity	$161,118	$146,607

        These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of MEEMIC Holdings, Inc. and subsidiaries.

See accompanying notes to the condensed financial information of registrant.

	2001	2000	1999
	(In thousands)
Revenues and other income:
Net investment income	$713	$570	$87
Dividend income from subsidiary	14,500	8,700	6,000

Total revenues and other income	15,213	9,270	6,087

Expenses:
Contribution to MEEMIC Foundation	—	500	500
Other expenses	54	33	—

Total expenses	54	533	500

Income before federal income taxes and equity in undistributed income (loss) of subsidiaries	15,159	8,737	5,587
Federal income taxes	231	13	(140)

Income before equity in undistributed income (loss) of subsidiaries	14,928	8,724	5,727
Equity in undistributed income (loss) of subsidiaries	(2,909)	6,995	7,608

Net income	$12,019	$15,719	$13,335

        These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of MEEMIC Holdings, Inc. and subsidiaries.

See accompanying notes to the condensed financial information of registrant.

	2001	2000	1999
	(In thousands)
Cash flows from operating activities:
Net income	$12,019	$15,719	$13,335
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (loss) income of subsidiaries	2,909	(6,995)	(7,608)
Increase in accrued investment income	(180)	(9)	—
Increase (decrease) in accrued expenses and other liabilities, related party	2	(28)	28
Decrease in federal income taxes recoverable	100	13	(140)

Net cash provided by operating activities	14,850	8,700	5,615

Cash flows from investing activities:
Purchases of short-term investments	—	(4,922)	—
Proceeds from sale or maturity of short-term investments	4,922	—	—
Purchases of securities available for sale	(10,103)	—	(38,773)

Net cash used in investing activities	(5,181)	(4,922)	(38,773)

Cash flows from financing activities:
Proceeds from initial public offering	—	—	42,973
Proceeds from common stock issuance	188	560	—
Premium paid on buyback of surrendered securities	(604)	—	—
Premium paid on buyback of surrendered securities	—	—	(700)

Net cash provided by financing activities	(416)	560	42,273

Net increase in cash	9,253	4,338	9,115
Cash, beginning of year	13,453	9,115	—

Cash, end of year	$22,706	$13,453	$9,115

Supplemental disclosure of noncash investing activities:
Dividend received-MEEMIC Insurance Services Corp.			$28,615

Supplemental disclosure of noncash financing activities:
Conversion of surplus note and accrued interest into MEEMIC Holdings, Inc. stock			$23,022

        These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of MEEMIC Holdings, Inc. and subsidiaries.

See accompanying notes to the condensed financial information of registrant.

(1) DESCRIPTION OF BUSINESS

        MEEMIC Holdings, Inc. ("Holdings") is an insurance holding company incorporated under Michigan law on October 21, 1998. From October 21, 1998 (date of inception) through June 30, 1999, Holdings was inactive, until July 1, 1999 when MEEMIC Insurance Company completed its conversion to a stock company and became a wholly-owned subsidiary of Holdings. At December 31, 2001, Professionals Group, Inc. and its parent company, ProAssurance Corporation, owned 84.0% of the issued and outstanding shares of Holdings.

        Holdings owns all of the issued and outstanding common stock of the following entities:

        MEEMIC Insurance Company (MEEMIC)—a stock insurance company which began operations in 1950 under Michigan law.

        MEEMIC Insurance Services Corporation ("MEIA Agency")—a business corporation incorporated under Michigan law on May 16, 1997, which is the exclusive distributor of our products and represents over 95 insurance sales representatives. Although 92.2% of MEIA Agency's revenues are attributable to MEEMIC, the agency represents and receives sales commissions from other insurance carriers who do business in Michigan. On December 30, 1999, upon approval from the State of Michigan Office of Financial and Insurance Services, MEEMIC paid a dividend to Holdings consisting of all of the outstanding shares of MEIA Agency's capital stock. This dividend rearranged the organizational structure of Holdings, such that MEEMIC and MEIA Agency are sister corporations as opposed to a parent/subsidiary relationship and MEIA Agency is a wholly-owned subsidiary of Holdings.

(2) FEDERAL INCOME TAXES

        Commencing September 15, 2000, Holdings is included in the consolidated federal income tax return with Professionals Group, Inc., parent of ProNational Insurance Company, which directly owned 84.0% of Holdings at December 31, 2001. Commencing June 28, 2001, Holdings is included in the consolidated federal income tax return with ProAssurance Corporation. The method of allocation between the companies is subject to written agreement approved by the Board of Directors. Allocation is based upon separate return calculations with current credit for net losses. Intercompany tax balances are reconciled at least annually.

SCHEDULE IV—REINSURANCE

MEEMIC HOLDINGS, INC. AND SUBSIDIARIES

For the Years Ended December 31, 2001, 2000 and 1999

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to
	(In thousands)
Property and liability insurance premiums:
Year ended December 31, 2001	$142,312	$4,569	—	$137,743	—
Year ended December 31, 2000	$130,290	$9,154	—	$121,136	—
Year ended December 31, 1999	$122,364	$26,768	—	$95,596	—

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information called for by this item with respect to the directors of Holdings will be reported in Holdings' Proxy Statement for its 2002 Annual Meeting of Shareholders under the captions "Election of Directors" (excluding the Audit Committee Report) and"Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

Item 11.    Executive Compensation

        The information called for by this item with respect to executive compensation of Holdings will be reported in Holdings' Proxy Statement for its 2002 Annual Meeting of Shareholders under the captions "Executive Compensation" (excluding the Compensation Committee Report and the Stock Performance Graph) and "Election of Directors—Director Compensation." Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information called for by this item with respect to the security ownership of certain beneficial owners and management of Holdings will be reported in Holdings' Proxy Statement for its 2002 Annual Meeting of Shareholders under the caption "Voting Securities and Principal Holders." Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information called for by this item with respect to certain relationships and related transactions of Holdings will be reported in Holdings' Proxy Statement for its 2002 Annual Meeting of Shareholders under the caption "Related Party Transactions." Such information is incorporated herein by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Index to Financial Statements and Financial Statement Schedules

  (a)(1) and (2)

  Financial Statements:

    Consolidated balance sheets as of December 31, 2001 and 2000

    Consolidated statements of income for each of the years ended December 31, 2001, 2000 and 1999

    Consolidated statements of shareholders' equity and comprehensive income for each of the years ended December 31, 2001, 2000, and 1999

    Consolidated statements of cash flows for each of the years ended December 31, 2001, 2000 and 1999

    Notes to consolidated financial statements

    Reports of independent accountants

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

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEEMIC HOLDINGS, INC.
Date: March 27, 2002	By:	/s/ VICTOR T. ADAMO Victor T. Adamo Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VICTOR T. ADAMO Victor T. Adamo	Director and Chief Executive Officer (Principal Executive Officer)	March 27, 2002
/s/ AUBREY D. CROWE Aubrey D. Crowe	Director	March 27, 2002
/s/ LYNN M. KALINOWSKI Lynn M. Kalinowski	Director and President	March 27, 2002
/s/ JOHN F. DODGE, JR. John F. Dodge, Jr.	Director	March 27, 2002
/s/ THOMAS E. HOEG Thomas E. Hoeg	Director	March 27, 2002
/s/ ANN F. PUTALLAZ Ann F. Putallaz	Director	March 27, 2002
/s/ JAMES O. WOOD James O. Wood	Director	March 27, 2002
/s/ CHRISTINE C. SCHMITT Christine C. Schmitt	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 27, 2002

EXHIBIT INDEX

        The following lists the exhibits which are filed as part of this report. Those which have been previously filed are incorporated by reference to such previous filing as indicated below. The Commission file number is 1-14673.

Exhibit Number	Exhibit Description
2.1	Plan of Conversion dated June 24, 1998.(3)
3.1	Articles of Incorporation.(3)
3.2	Amended and restated bylaws of MEEMIC Holdings, Inc. as of September 19, 2001.(4)
10.1	Agreement between MEEMIC, Professionals Insurance Company Management Group and PICOM Insurance Company dated February 7, 1997.(3)
10.4	Quota Share Reinsurance Contract between MEEMIC and PICOM Insurance Company effective July 1, 1997.(3)
10.5	Asset Purchase Agreement between MEEMIC Insurance Services Corporation, Michigan Educators Insurance Agency, Inc. and Michigan Educators Life Insurance Agency, Inc. dated September 22, 1997.(3)
10.6	Inter-Creditor Agreement between MEEMIC Insurance Services Corporation, MEEMIC and Professionals Insurance Company Management Group dated September 22, 1997.(3)
10.7	Agreement of Guaranty between MEEMIC, Michigan Educators Insurance Agency, Inc. and Michigan Educators Life Insurance Agency, Inc. dated September 22, 1997.(3)
*10.8	MEEMIC Amended and Restated Incentive Plan dated as of December 31, 1997.(3)
*10.9	MEEMIC Holdings, Inc. Stock Compensation Plan dated October 21, 1998.(3)
*10.10	Severance/Benefits Agreement with Lynn M. Kalinowski dated August 10, 1993.(3)
10.11	Escrow Agreement, by and among MEEMIC, MEEMIC Holdings, Inc., ChaseMellon Shareholder Services, L.L.C. and The Chase Manhattan Bank, N.A., dated April 16, 1999.(3)
10.12	Expense Allocation Agreement between MEEMIC and ProNational Insurance Company dated July 1, 1999.(2)
*10.13	Form of Stock Option Agreement under the MEEMIC Holdings, Inc. Stock Compensation Plan.(2)
10.14	Tax Allocation Agreement between MEEMIC and ProNational Insurance Company dated September 15, 2000.(6)
*10.20	Severance Compensation Agreement between ProAssurance Corporation, MEEMIC Insurance Company, MEEMIC Holdings, Inc. and Lynn M. Kalinowski dated June 27, 2001.(4)
*10.21	Severance Compensation Agreement between ProAssurance Corporation, MEEMIC Insurance Company, MEEMIC Holdings, Inc. and Christine C. Schmitt dated June 27, 2001.(4)
*10.22	Severance Compensation Agreement between ProAssurance Corporation, MEEMIC Insurance Company, MEEMIC Holdings, Inc. and William P. Sabados dated June 27, 2001.(4)
16.1	Letter from PricewaterhouseCoopers LLP regarding change in certifying accountant.(5)
21.1	Subsidiaries of Registrant(2)
23.1(a)	Consent of Ernst & Young LLP(1)
23.1(b)	Consent of PricewaterhouseCoopers LLP(1)

*
Current management contracts or compensatory plans or arrangements.

(1)
Filed herewith.

(2)
Annual Report on Form 10-K for the year ended December 31, 1999.

(3)
Form S-1, No. 333-66671.

(4)
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(5)
Current Report on Form 8-K dated August 7, 2001.

(6)
Annual Report on Form 10-K for the year ended December 31, 2000.

QuickLinks

TABLE OF CONTENTS
PART 1
PART II
MEEMIC Holdings, Inc. and Subsidiaries Consolidated Balance Sheets December 31, 2001 and 2000
MEEMIC Holdings, Inc. and Subsidiaries Consolidated Statements of Income For the Years Ended December 31, 2001, 2000 and 1999
MEEMIC Holdings, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity and Comprehensive Income For the Years Ended December 31, 2001, 2000 and 1999
MEEMIC Holdings, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended December 31, 2001, 2000 and 1999
MEEMIC Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Report of Independent Auditors
Report of Independent Accountants
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT MEEMIC HOLDINGS, INC. (PARENT COMPANY) CONDENSED BALANCE SHEETS December 31, 2001 and 2000
SCHEDULE IV—REINSURANCE MEEMIC HOLDINGS, INC. AND SUBSIDIARIES For the Years Ended December 31, 2001, 2000 and 1999
PART III
PART IV
SIGNATURES
EXHIBIT INDEX