Form 10-K/A
period 2001-12-31
MEEMIC HOLDINGS INC
filed 2002-04-26
CIK 1072815

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A1

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Part III

Item 10.    Directors and Executive Officers of the Registrant

Directors and Nominees

        ProAssurance Corporation is a publicly traded insurance holding company. ProAssurance was formed by the merger of Medical Assurance, Inc. and Professionals Group, Inc. in June 2001. ProAssurance owns 84.0% of Holdings through its indirect wholly-owned subsidiary, ProNational Insurance Company.

        Currently the number of directors on Holdings' board of directors is seven. Mr. Dodge, who is currently a director of Holdings, will not be nominated for re-election. It is intended that Howard Friedman, an executive officer of ProAssurance, will be nominated to replace Mr. Dodge on the board. The following sets forth information regarding the directors and nominees of Holdings' Board of Directors.

        Victor T. Adamo, Esq., CPCU, 54, has been Chief Executive Officer of Holdings since September 2001 and was Chairman of Holdings' board of directors from October 1998 to September 2001. Mr. Adamo has been the Vice-Chairman, President and Chief Operating Officer of ProAssurance Corporation since its formation on June 27, 2001. Mr. Adamo has also been the Chief Executive Officer, President, and a director of Professionals Group, Inc. since 1996, and has held various positions at ProNational Insurance Company, including Chief Executive Officer, since 1985. Mr. Adamo was in private legal practice from 1975 to 1985. Mr. Adamo has been a director of Holdings since 1998.

        A. Derrill Crowe, M.D., 65, has been a director and Chairman of Holdings since September 2001. He also has served as Chairman and Chief Executive Officer of ProAssurance Corporation since its formation on June 27, 2001. Dr. Crowe has been Chairman of the Board, President, Chief Executive Officer and a director of The Medical Assurance Company, an Alabama insurance company and wholly-owned subsidiary of ProAssurance, since its organization in 1976.

        John F. Dodge, Jr., Esq., 74, is currently engaged in the private practice of law in Grosse Pointe, Michigan. Prior to establishing his private practice, Mr. Dodge was a senior partner in the law firm of Nederlander, Dodge & Rollins, P.C., Detroit, Michigan. Mr. Dodge has practiced general business and corporate law since 1961. Mr. Dodge has been a director of Holdings since 2000.

        Howard H. Friedman, 43, was appointed as Senior Vice-President, Chief Financial Officer, and Corporate Secretary of ProAssurance during 2001. He has been employed by The Medical Assurance Company since November 1996. Earlier responsibilities included managing that company's actuarial, information systems and compliance functions, merger and acquisition analysis, and strategic planning. Mr. Friedman also serves as Senior Vice-President—Corporate Development of Medical Assurance.

        Thomas E. Hoeg, Esq, 48, is the Executive Vice President and Chief Operating Officer of Amerisure Companies and has served in that capacity since 1997. Mr. Hoeg has held various positions including Senior Vice President, Vice President of Customer Service and Vice President—General Counsel of Amerisure Companies since 1982. Prior to joining Amerisure, he was engaged in the practice of law and served as President of the Michigan Insurance Federation. Mr. Hoeg has been a director of Holdings since 1998.

        Lynn M. Kalinowski, 50, has been President of Holdings and its insurance operating subsidiary, MEEMIC Insurance Company, since September 2001. Mr. Kalinowski previously served as President of MEEMIC from January 1993 to May 1997 and as Executive Vice President from May 1997 to September 2001. Prior to joining MEEMIC in 1993, Mr. Kalinowski was the President of Southern Michigan Mutual Insurance Company and previously served as Director of Financial Analysis for the

Michigan Insurance Bureau (now the State of Michigan Office of Financial and Insurance Services). Mr. Kalinowski has been a director of Holdings since 1998.

        Ann F. Putallaz, Ph.D., 56, has been the Vice President and Director of Marketing Information Services of Munder Capital Management, an investment advisor to The Munder Funds, an open-end investment company registered under the Investment Company Act of 1940, for the past five years. Ms. Putallaz has been a director of ProAssurance Corporation since June 2001, and was a director of Professionals Group from 1996 through June 27, 2001 where she served as Co-Vice Chair since June 1999. Ms. Putallaz has been a director of Holdings since 2000.

        James O. Wood, FCAS, MAAA, 60, has been an independent consulting actuary since 1997, when he retired from Tillinghast-Towers Perrin. From 1979 to 1997, Mr. Wood was a Principal and Consulting Actuary of Tillinghast-Towers Perrin where he served as one of four managing principals for 15 of his 21 years with Tillinghast. Prior to joining Tillinghast, Mr. Wood was with the Aetna Life & Casualty Company as the actuarial officer in charge of commercial line rates. Mr. Wood has been a director of Holdings since 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of Holdings. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports are required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during 2001.

Item 11.    Executive Compensation

Summary Compensation Table

        The following table sets forth information concerning the compensation for services in all capacities during the last three years awarded to, earned by or paid to the Chief Executive Officer, the former Chief Executive Officer, the other executive officers of Holdings whose salary and bonus exceeded $100,000 in 2001 and one other former executive officer who terminated employment in 2001 (the "Named Officers"). Mr. Adamo became Chief Executive Officer in September 2001 upon Mr. Clinton's resignation.

Long Term Compensation Awards
		Annual Compensation		Securities Underlying Options/ SARs (#)(4)
Name and Principal Position	Year	Salary ($)	Bonus ($)(3)		All Other Compensation ($)(5)
Victor T. Adamo(1) Chief Executive Officer	2001 2000 1999	418,000 376,589 300,000	169,844 150,000 125,000	— — 25,000	21,000 27,100 32,802
R. Kevin Clinton(2) Former Chief Executive Officer and President	2001 2000 1999	169,254 325,000 275,000	— 183,500 231,572	— — 60,000	990,180 26,654 28,722
Lynn M. Kalinowski President	2001 2000 1999	186,250 170,000 170,000	52,195 55,050 43,223	— — 25,000	28,484 25,426 26,298

Christine C. Schmitt Chief Financial Officer, Secretary and Treasurer	2001 2000 1999	173,750 150,000 137,500	52,195 55,050 34,959	— — 25,000	26,662 22,128 21,485
William P. Sabados(2) Chief Information Officer	2001 2000 1999	160,000 140,400 130,000	52,195 55,050 33,053	— — 25,000	20,076 18,518 18,370
Annette E. Flood(2) Former Chief Operating Officer of MEEMIC and Secretary	2001 2000 1999	82,953 160,000 140,000	— 55,050 28,840	— — 25,000	476,616 27,100 23,200

(1)
Mr. Adamo's compensation is determined and paid by ProAssurance Corporation, and no portion of his compensation is paid or reimbursed by Holdings.

(2)
MEEMIC reimburses ProNational for a percentage of the compensation expenses relating to various employees of ProNational under an expense sharing agreement. For 2001 these employees included Messrs. Clinton and Sabados and Ms. Flood. Messrs. Clinton and Sabados spent 90% of their time working at Holdings and MEEMIC and spent the remainder of their time at Professionals Group. MEEMIC reimbursed ProNational for 100% of the compensation expense of Ms. Flood. Total compensation paid to these officers is included in the table, with Mr. Sabados for the entire year and Mr. Clinton and Ms. Flood up to their departure from the Company on June 27, 2001.

(3)
The amounts shown for all Named Officers except Mr. Adamo reflect cash bonuses granted and accrued for the year listed, but were paid during the following calendar year. Mr. Adamo's bonus compensation was paid in cash and ProAssurance common stock. 4,702 shares of ProAssurance common stock were issued to Mr. Adamo as stock awards under the ProAssurance Incentive Compensation Stock Plan and are valued as of January 15, 2002, the date of the award.

(4)
The value of restricted stock held by the Named Officers at December 31, 2001 is as follows: Mr. Adamo—$277,368; Mr. Clinton—$599,508; Mr. Kalinowski—$277,368; Ms. Schmitt—$277,368; Mr. Sabados—$277,368 and Ms. Flood—$0. Awards made in 1998 and 1997 under the MEEMIC Incentive Plan were converted at $10.00 per share in 1999 at the time of MEEMIC's conversion. The restricted shares are subject to vesting requirements through December 31, 2002.

(5)
Amounts shown for 2001 consist of the following: (i) Mr. Adamo: matching contribution to purchase shares of Professionals Group common stock under the Professionals Group Stock Purchase Plan of $4,000, and contributions under the ProNational Insurance Company Employee Stock Ownership Plan and the ProNational Insurance Company Employees' Savings and Retirement Plan, or the ProNational retirement plans, for the benefit of Mr. Adamo of $17,000; (ii) Mr. Clinton: severance payment of $970,000 to Mr. Clinton in connection with a change of control agreement terminated upon completion of the ProAssurance merger, matching contribution to purchase shares of Professionals Group common stock under the Professionals Group Stock Purchase Plan of $2,500 and contributions under the ProNational retirement plans for the benefit of Mr. Clinton of $17,680; (iii) Mr. Kalinowski: contributions under the MEEMIC retirement plans for the benefit of Mr. Kalinowski of $28,484; (iv) Ms. Schmitt: contributions under the MEEMIC retirement plans for the benefit of Ms. Schmitt of $26,662; (v) Mr. Sabados: matching contribution to purchase shares of Professionals Group common stock under the Professionals Group Stock Purchase Plan of $3,250 and contributions under the ProNational retirement plans for the benefit of Mr. Sabados of $16,826; and (vi) Ms. Flood: severance payment of $462,500 to Ms. Flood in connection with a change of control agreement terminated upon completion of the ProAssurance merger, matching contribution to purchase shares of Professionals Group common stock under the Professionals Group Stock Purchase Plan of $2,500 and contributions under the ProNational retirement plans for the benefit of Ms. Flood of $11,616.

Option Grants in Last Fiscal Year

        There were no options granted during 2001 to the Named Officers.

Option Exercises and Holdings

        The following table provides information with respect to the options exercised by the Named Officers during 2001 and unexercised options held as of December 31, 2001 by the Named Officers.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number Of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#) Exercisable/Unexercisable	Value Of Unexercised In-The-Money Options/SARs At Fiscal Year-End ($) Exercisable/Unexercisable(1)
Victor T. Adamo	0	0	20,000/0	236,800/0
R. Kevin Clinton	48,000	660,000	0/0	0/0
Lynn M. Kalinowski	0	0	20,000/0	236,800/0
Christine C. Schmitt	0	0	20,000/0	236,800/0
William P. Sabados	0	0	20,000/0	236,800/0
Annette E. Flood	20,000	275,000	0/0	0/0

(1)
The value set forth in the table was calculated by subtracting the exercise price of the options from the closing price of the Common Stock at year end and then multiplying the difference by the number of shares subject to such options.

Severance Agreements

        ProAssurance Corporation, Holdings and MEEMIC have severance agreements with Mr. Kalinowski, Ms. Schmitt and Mr. Sabados that provide a severance payment and other benefits in the event of termination of employment under certain circumstances. The term of the agreements extends for two years from June 27, 2001 (the initial term) and automatically renews for successive terms of one year (a renewal term) unless terminated by any of the companies at least six months prior to expiration of any renewal term. The amount of the severance payment is equal to two times (if terminated during the initial term) and one times (if terminated during a renewal term) the executive's base salary plus the average annual incentive awards or bonuses over the three years prior to termination. The severance payment will be paid into escrow at the time of termination and paid monthly over two years (if termination is during the initial period) or one year (if termination occurs during a renewal period). The employee is also entitled to health benefits for up to 18 months, outplacement services and certain other fringe benefits. The employee will not be entitled to benefits under the agreement if termination is for cause or due to death, retirement or resignation without "good reason" (as defined in the agreement). The employee agrees not to compete for a period of 24 months or 12 months after termination, depending on when the termination occurs, and agrees to release the companies from liability. ProAssurance has a severance agreement with Mr. Adamo on terms similar to those described above, except that during the two year initial term, termination of employment may also be voluntary and unilateral by Mr. Adamo.

Compensation Committee Interlocks and Insider Participation

        The members of our Compensation Committee were Victor T. Adamo and Thomas E. Hoeg. Mr. Adamo is the Chief Executive Officer of Holdings but is employed by its parent, ProNational. Professionals Group and its subsidiary, ProNational, maintained business relationships and engaged in certain transactions with Holdings and MEEMIC during 2001 which are described below.

        MEEMIC and ProNational share the compensation expenses, and other direct expenses from time to time, of various employees of ProNational under an expense sharing agreement. These employees included Messrs. Clinton and Sabados and Ms. Flood. The expense sharing agreement continues until terminated by either party. During 2001, MEEMIC reimbursed $503,000 to ProNational under this agreement. In addition, Mr. Adamo's salary is paid directly by ProNational. Mr. Adamo, who serves as Vice-Chairman, President and Chief Operating Officer of ProAssurance Corporation, is the Chief Executive Officer of Holdings. A. Derrill Crowe, who serves as the Chairman and Chief Executive Officer of ProAssurance Corporation, is the Chairman of the Board of Directors of Holdings. Ann F. Putallaz, a director of Holdings, is also a director of ProAssurance Corporation. William P. Sabados, Holdings' Chief Information Officer, is the Chief Information Officer of ProAssurance Corporation. R. Kevin Clinton, a former director of Holdings and Holdings' former Chief Executive Officer and President, was also a Vice-President and director of Professionals Group.

Director Compensation

        We do not pay directors who are also officers of Holdings, ProAssurance Corporation or their subsidiaries the annual retainer or fees for their service as directors. Compensation for our non-employee directors includes a $10,000 annual retainer and $1,000 per meeting and reimbursement for reasonable expenses incurred in connection with attending a Board meeting or Board committee meeting. In 2001, our Exploratory Committee members, Messrs. Hoeg and Wood, each received a $25,000 project fee as compensation in consideration of the extra time, attention and effort required in the discharge of their responsibilities and obligations as members of this Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information provided by the persons indicated with respect to the beneficial ownership of our common stock, as of March 15, 2002, except for former officers Mr. Clinton and Ms. Flood for which ownership is as of June 27, 2001 (the date of their resignations), by:

  •
  each person who beneficially owns 5% or more of the outstanding common stock;

  •
  each director, nominee and Named Officer of Holdings; and

  •
  all directors and executive officers of Holdings as a group.

Name of Beneficial Owner	Number of Shares Owned(2)	Restricted Stock(3)	Total Beneficial Ownership	Percent of Outstanding Class
ProAssurance Corporation(1)	5,610,045	0	5,610,045	84.0%
Victor T. Adamo	0	12,700	12,700	*
A. Derrill Crowe	0	0	0	*
John F. Dodge, Jr	1,744	0	1,744	*
Howard H. Friedman	0	0	0	*
Thomas E. Hoeg	20,000	12,700	32,700	*
Lynn M. Kalinowski	700	12,700	13,400	*
Ann F. Putallaz	500	0	500	*
Christine C. Schmitt	500	12,700	13,200	*
William P. Sabados	0	12,700	12,700	*
James O. Wood	10,000	0	10,000	*
All current directors or nominee director and executive officers as a group (10 persons)	33,444	63,500	96,944	1.4%
R. Kevin Clinton, former officer	1	27,450	27,451	*
Annette E. Flood, former officer	1	0	1	*

*
Less than one percent.

(1)
The address of ProAssurance Corporation is 100 Brookwood Place, Suite 500, Birmingham, Alabama 35209. The shares reported in the table are owned of record by ProAssurance Corporation.

(2)
The number of shares in this column stated for each named person includes shares for which the named person has sole voting and investment power or has shared voting and investment power with a spouse. It also includes shares held in a 401(k) plan or in an individual retirement account over which the named person has control, shares held by any corporation of which the named person is a director or controlling shareholder, shares held by a trust of which the named person, or his or her spouse, is a trustee or custodian, shares held by a partnership which the named person is a general partner, and shares held by a spouse or minor children. The number of shares stated in this column for each named person excludes shares acquired through the MEEMIC Incentive Plan in 1999. Messrs. Adamo, Kalinowski and Sabados and Ms. Schmitt each had 20,000 stock options and Messrs. Hoeg and Wood each had 30,000 stock options of which all were exercisable on March 15 or within 60 days thereafter. Amounts shown for Mr. Adamo, Ms. Putallaz and Mr. Sabados do not include the 5,610,045 shares owned by ProAssurance Corporation, of which they are directors and /or executive officers. These persons disclaim beneficial ownership of the shares owned by ProNational.

(3)
In connection with MEEMIC's conversion on July 1, 1999, amounts awarded by MEEMIC in 1997 and 1998 pursuant to its Incentive Plan were converted into Holdings common stock, subject to a vesting schedule, forfeiture risk and other restrictions, at the $10.00 subscription offering price. A total of 116,900 common shares were purchased with funds held in the MEEMIC Incentive Plan and through March 15, 2002, 25,950 shares have been distributed or retired in accordance with this Plan. Disposition of these shares is restricted through December 31, 2002.

Item 13.    Certain Relationships and Related Transactions

        Holdings and its subsidiary, MEEMIC, maintained business relationships and engaged in certain transactions with ProAssurance, Corporation and its subsidiary, ProNational, during 2001. ProAssurance Corporation is the beneficial owner of 84.0% of the outstanding common stock of Holdings, and Ms. Putallaz and Messrs. Adamo, Crowe, and Mr. Sabados, who are directors and/or executive officers of Holdings, are directors and/or executive officers of ProAssurance Corporation. These relationships and transactions are described under "Item 11—Executive Compensation—Compensation Committee Interlocks and Insider Participation."

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEEMIC HOLDINGS, INC.
By:	/s/ VICTOR T. ADAMO Victor T. Adamo Chief Executive Officer

Dated: April 26, 2002

QuickLinks

Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
SIGNATURES