Form 10-Q
period 2002-03-31
MEEMIC HOLDINGS INC
filed 2002-05-14
CIK 1072815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (888) 463-3642

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s common stock, no par value per share, as of May 10, 2002 was 6,683,563.

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

MEEMIC Holdings, Inc.

and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
	(In thousands, except share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $179,454 and $181,989 in 2002 and 2001, respectively)	$183,871	$187,497
Short-term investments, at cost, which approximates fair value	2,939	2,922
Real estate, at cost	2,300	2,300
Total investments	189,110	192,719
Cash and cash equivalents	37,840	29,948
Premiums due from policyholders	9,599	7,789
Amounts recoverable from reinsurers	63,385	62,423
Amounts recoverable from reinsurers, related party	4,933	5,326
Accrued investment income	2,604	2,647
Deferred federal income taxes	3,803	3,181
Property and equipment, at cost, net of accumulated depreciation	2,654	3,011
Deferred policy acquisition costs	3,582	3,356
Intangible assets, net of amortization	30,465	30,496
Other assets	767	787
Total assets	$348,742	$341,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$127,527	$124,361
Unearned premiums	43,796	41,310
Accrued expenses and other liabilities	10,282	9,734
Accrued expenses and other liabilities, related party	79	79
Premiums ceded payable	2,367	4,479
Federal income taxes payable	1,581	602
Total liabilities	185,632	180,565
Shareholders’ equity:
Common stock, no par value; 10,000,000 shares authorized; 6,674,335 shares issued and outstanding in 2002 and 2001, respectively	66,043	66,043
Additional paid-in capital	46	46
Retained earnings	94,150	91,449
Accumulated other comprehensive income: Net unrealized appreciation on investments, net of deferred federal income taxes of $1,546 and $1,928 in 2002 and 2001, respectively	2,871	3,580
Total shareholders’ equity	163,110	161,118
Total liabilities and shareholders’ equity	$348,742	$341,683

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2002 and 2001 (Unaudited)

	2002	2001
	(In thousands, except share data)
Revenues and other income:
Premiums written	$39,272	$32,457
Premiums ceded	(2,272)	(1,409)
Net premiums written	37,000	31,048
(Increase) decrease in unearned premiums, net of prepaid reinsurance premiums	(2,494)	125
Net premiums earned	34,506	31,173
Net investment income	2,856	2,886
Net realized investment losses on fixed maturities	—	(26)
Other income	465	346
Total revenues and other income	37,827	34,379

Expenses:
Loss and loss adjustment expenses incurred, net	26,549	22,664
Policy acquisition and other underwriting expenses:
Policy acquisition and underwriting expenses	7,466	7,290
Management fees, related party	83	161
	7,549	7,451
Amortization expense	31	731
Other expenses	58	38
Total expenses	34,187	30,884
Income from operations before federal income taxes	3,640	3,495
Federal income taxes	939	1,032
Net income	$2,701	$2,463

Earnings per common share - basic
Net income per common share - basic	$0.40	$0.37

Earnings per common share - assuming dilution
Net income per common share - assuming dilution	$0.40	$0.36

Weighted average shares outstanding - basic	6,674,335	6,655,500

Weighted average shares outstanding - assuming dilution	6,754,566	6,778,839

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2002 and 2001 (Unaudited)

	2002	2001
	(In thousands)
Comprehensive income:
Net income	$2,701	$2,463
Net unrealized (depreciation) appreciation on investments, net of reclassification adjustment and net of deferred federal income tax of ($382) in 2002 and $599 in 2001	(709)	1,111
Comprehensive income	$1,992	$3,574

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2002 and 2001 (Unaudited)

	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$2,701	$2,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	529	1,181
Realized losses on investments	—	26
Net accretion of discount on investments	(11)	(1)
Deferred federal income taxes	(240)	(64)
Changes in assets and liabilities:
Premiums due from policyholders	(1,810)	(1,140)
Amounts due from reinsurers	(2,681)	(2,143)
Accrued investment income	43	(31)
Deferred policy acquisition costs	(226)	(38)
Other assets	20	82
Loss and loss adjustment expense reserves	3,166	1,002
Unearned premiums	2,486	(125)
Accrued expenses and other liabilities	548	1,020
Federal income taxes payable	979	1,095

Net cash provided by operating activities	5,504	3,327

Cash flows from investing activities:
Purchases of short-term investments	(991)	(8,897)
Proceeds from sale or maturity of short-term investments	974	4,922
Proceeds from maturity of securities available for sale	2,546	11,024
Purchases of securities available for sale	—	(15,859)
Proceeds from sales of property and equipment	19	41
Purchases of property and equipment	(160)	(417)

Net cash provided by (used in) investing activities	2,388	(9,186)

Net increase (decrease) in cash	7,892	(5,859)
Cash, beginning of year	29,948	21,093

Cash, end of period	$37,840	$15,234

Supplemental disclosure of cash flow information:
Federal income taxes paid	$200	$0

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)           Description of Business

MEEMIC Holdings, Inc. (“Holdings”) is an insurance holding company incorporated under Michigan law in October 1998.  Holdings owns all of the issued and outstanding common stock of MEEMIC Insurance Company (“MEEMIC”) and MEEMIC Insurance Services Corp.  MEEMIC is a property and casualty insurance company that operates as a single segment writing full coverage private passenger automobile, homeowner, boat and umbrella insurance products primarily for educational employees and their immediate families exclusively in the State of Michigan. MEEMIC sells its insurance contracts through MEEMIC Insurance Services Corp., d/b/a MEIA Insurance Agency, which is the exclusive distributor of MEEMIC’s products.  Holdings and its subsidiaries are sometimes referred to collectively as the “Company”.

(2)           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States for Form 10–Q and Rule 10–01 of Regulation S-X financial information.  Accordingly, they have not been audited and they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included.  The operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

(3)           Related Party Transactions

ProNational Insurance Company (“ProNational”), a wholly-owned subsidiary of Professionals Group, Inc., owns 84.0% of the issued and outstanding shares of Holdings.  The Company has an Expense Allocation Agreement with ProNational covering indirect expenses and salaries of key company personnel.  Expenses related to this agreement were $83,000 and $161,000 for the three months ended March 31, 2002 and 2001, respectively.

On June 27, 2001, Professionals Group, Inc. and Medical Assurance, Inc. formed a new holding company, ProAssurance Corporation, that owns all of the stock of Medical Assurance, Inc. and Professionals Group, Inc.  Medical Assurance, Inc., ProNational and MEEMIC continue to serve policyholders under the umbrella of the new ProAssurance holding company.

On March 18, 2002, Holdings announced that it intends to acquire all of its outstanding shares of stock not currently owned by ProAssurance Corporation (NYSE: PRA), for $29 per share in cash (a total of 1,204,290 fully diluted shares). The proposed transaction has been unanimously approved by Holdings’ Board of Directors, including its independent directors not affiliated with ProAssurance Corporation. Following completion of the offer, Holdings intends to delist its stock from the Nasdaq Stock Market and terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended.  Holdings intends to use primarily its own existing cash resources to fund the purchase of the shares.

No timetable has been established for the transaction, although Holdings expects to proceed expeditiously.  The transaction is subject to several conditions, including, without limitation, the negotiation of final terms of the transaction between the Board and the independent directors; the receipt of fairness opinions; the receipt of all required regulatory and bank approvals; the receipt of confirmation from insurance rating agencies that the repurchase would not impair the current A- rating of MEEMIC or any of the other insurance subsidiaries of ProAssurance Corporation; and a favorable vote by a majority of the Holdings shareholders other than ProAssurance Corporation and persons who are affiliated with ProAssurance Corporation.  These statements are subject to a variety of risks and uncertainties, including, without limitation the fulfillment of the conditions to the transaction described above. There can be no assurance that the transaction will be completed.

On March 18, 2002, a complaint was filed against Holdings, its directors and its parent company, ProAssurance Corporation, in the 6th Circuit Court in Oakland County, Michigan by a purported shareholder of Holdings seeking to enjoin the transaction described above.  The suit, which purports to be a class action on behalf of the minority shareholders, alleges, among other things that the transaction has been timed to freeze out the minority shareholders, that the proposed transaction is unfair and that ProAssurance and the directors have violated their fiduciary duties.  The complaint also seeks damages in an undetermined amount.  The suit may delay or prevent progress towards the completion of the proposed transaction.

Holdings intends to vigorously defend itself and the other defendants against these claims.  Holdings believes that it has meritorious defenses to the claims made by the plaintiff, including without limitation, the fact that it has taken several steps to protect the rights of the minority shareholders in the proposed transaction and to ensure its fairness.  These steps include permitting a committee of two independent directors who have no other affiliation with Holdings or ProAssurance Corporation to negotiate and approve the proposed transaction, and making the completion of the transaction subject to the approval of the holders of a majority of the shares not owned by ProAssurance or its affiliates and the receipt of fairness opinions from independent financial advisors.  There can be no assurance, however, as to the outcome of this litigation and, if Holdings is not able to successfully defend against the claims made by the plaintiff, the outcome of this litigation could have a material adverse impact on the proposed transaction and on the Company’s financial position, liquidity and results of operations.

(4)           Revenue Information

The Company operates as a single segment where private passenger automobile is the primary line, and homeowners, boat and umbrella coverages are offered as an accommodation product.  Revenue is from unaffiliated customers.  Net premiums written and net premiums earned from each of these products is as follows:

For the Three Months Ended March 31, 2002 and 2001 (Unaudited):

	2002	2001
	(In thousands)
Net premiums written:
Personal automobile	$32,841	$28,010
Homeowners	4,117	3,008
Boat	41	29
Umbrella	1	1
Total	$37,000	$31,048

Net premiums earned:
Personal automobile	$29,801	$27,466
Homeowners	4,617	3,659
Boat	87	48
Umbrella	1	—
Total	$34,506	$31,173

(5)           Effects of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations”.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations with a closing date after June 30, 2001.  This statement eliminates the pooling-of-interest method of accounting for business combinations.  SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets in a business combination.  As the Company has not had a business combination after June 30, 2001, the adoption of SFAS No. 141 did not affect the results of operations or financial position of the Company.

The Financial Accounting Standards Board has also issued SFAS No. 142 “Goodwill and Other Intangible Assets” which supersedes APB Opinion 17 “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001.  SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for in financial statements upon acquisition and how these items should be accounted for subsequent to acquisition.  Contrary to APB Opinion 17, SFAS No. 142 does not presume that goodwill and all other intangible assets are wasting assets requiring amortization.  Instead, goodwill and intangible assets that have indefinite useful lives will be tested at least annually for impairment.  If goodwill and intangible assets are deemed to be impaired, the change will be charged through the Statement of Operations.  SFAS No. 142 requires additional disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition.  Intangible assets net of accumulated amortization were $30.5 million at March 31, 2002 and the Company determined there are currently no impaired intangible assets which have an indefinite useful life.  Thus, adopting SFAS No. 142 did not affect the current results of operations with any additional charges for impairment, but has eliminated current annual amortization expense of approximately $2.9 million.  The Company applied SFAS No. 142 on January 1, 2002.  The amortization expense, net income and earnings per share of the Company as adjusted for this change for the period of initial application and prior period are as follows:

	For the Three Months Ended March 31,

	2002	2001
Reported net income	$2,701	$2,463
Add back: Goodwill amortization	—	340
Add back: Sales Rep/Agency agreements amortization	—	115
Adjusted net income	$2,701	$2,918

Earnings per common share - basic
Reported net income	$0.40	$0.37
Goodwill amortization	—	0.05
Sales Rep/Agency agreements amortization	—	0.02
Adjusted net income per common share - basic	$0.40	$0.44

Earnings per common share - assuming dilution
Reported net income	$0.40	$0.36
Goodwill amortization	—	0.05
Sales Rep/Agency agreements amortization	—	0.02
Adjusted net income per common share - assuming dilution	$0.40	$0.43

The Financial Accounting Standards Board also issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and is effective for fiscal years beginning after December 15, 2001.  SFAS No. 144 establishes a single accounting model for the disposal of long-lived assets.  As the Company does not hold long-lived assets, the adoption of SFAS No. 144 did not affect the results of operations or financial position of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The following discussion of our financial condition and results of operations contains certain forward-looking statements relating to our anticipated future financial condition and operating results and our current business plans.  These forward-looking statements represent only our outlook as of the date of this report.  While we believe any forward-looking statements we have made are reasonable, actual results could differ materially since the statements are based on our current expectations and are subject to risks and uncertainties.  These risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission.  See, for example, the disclosures in the Company’s Annual Report on Form 10-K

“Item 1 – Business – Forward-Looking Statements”.  Other factors not currently anticipated by management may also materially and adversely affect the Company’s results of operations.  The Company does not undertake, and expressly disclaims any obligation, to update or alter its forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

We provide private passenger automobile, homeowners, boat and umbrella insurance primarily to educational employees and their immediate families in the State of Michigan through our MEEMIC subsidiary.  We sell our insurance contracts through over 95 sales representatives associated with our insurance agency subsidiary, which is the exclusive distributor of our products.  As of March 31, 2002, we had 146,294 policies in force, representing 174,236 insured vehicles, 49,863 homes, 2,078 boats and 774 personal umbrella policies.

Financial Condition- March 31, 2002 Compared to December 31, 2001

Our total assets increased to $348.7 million at March 31, 2002 from $341.7 million at December 31, 2001.  The majority of our assets consist of investments and cash, which totaled $227.0 million at March 31, 2002 and $222.7 million at December 31, 2001.  We primarily invest in high quality bonds with the objective of providing stable income while maintaining liquidity at appropriate levels for our current and long-term requirements.  Investments consist primarily of government bonds, municipal bonds, collateralized mortgage obligations, and investment grade corporate bonds.  The modified duration of investments was 3.58 years at March 31, 2002 compared to 3.90 years at December 31, 2001.   The decrease in our modified duration of investments during the three months ended March 31, 2002 was primarily the result of increased cash and cash equivalents at March 31, 2002 compared to December 31, 2001 due to curtailing new long-term investment purchases for the potential short-term liquidity requirements of the proposed minority share buy back transaction.  At March 31, 2002, the portfolio had an average Standard & Poor’s security quality rating of AA (Excellent), and there were no securities in default concerning the timely payment of interest and principal.  Our gross unrealized gains and gross unrealized losses in investments in securities were $5.5 million and $1.1 million, respectively, at March 31, 2002 and $6.2 million and $732,000, respectively, at December 31, 2001.  These changes in our gross unrealized gains and losses are a result of fluctuating bond market values due to volatility of interest rates in the marketplace.

Our recorded estimates of loss and loss adjustment expense reserves were $127.5 million at March 31, 2002 compared to $124.4 million at December 31, 2001.  The $3.1 million net increase in reserves at March 31, 2002 was due to growth in the number of insured vehicles and homeowner policies in force.

Unearned premiums were $43.8 million at March 31, 2002 and $41.3 million at December 31, 2001.  The increase in unearned premiums at March 31, 2002 compared to December 31, 2001 of 6.1% is due to the increase in premiums written and the timing of renewals for the auto book of business that has a concentration of 6-month renewal dates in April and October.  Other liabilities were $14.3 million at March 31, 2002 and $14.9 million at

December 31, 2001.  The decrease at March 31, 2002 is due primarily to the timing of payments.

Our book value per common share outstanding was $24.44 at March 31, 2002, compared to $24.14 at December 31, 2001.  Shareholders’ equity was $163.1 million at March 31, 2002, compared to $161.1 million at December 31, 2001.  This increase of $2.0 million was due to net income of $2.7 million and a decrease in other comprehensive income of $709,000.  We expect to use retained earnings to finance future growth and do not intend to pay any cash dividends in the foreseeable future.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  Item 7 of our Annual Report on Form 10-K discusses several critical accounting policies which we believe are most sensitive to estimates and judgments and involve a higher degree of judgment and complexity. There have been no material changes to that information during the first quarter of 2002.

Results of Operations – Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net income for the three months ended March 31, 2002 was $2.7 million compared to  $2.5 million for the same period in 2001.  Our income from operations before taxes was $3.6 million for the three months ended March 31, 2002 compared to $3.5 million for the three months ended March 31, 2001.  The increase in income from operations before taxes for the three months ended March 31, 2002 compared to the same period in 2001 was due to a $700,000 reduction in goodwill and other intangibles amortization and operating expense efficiencies, that were partially offset by higher incurred losses.

Our direct premiums written were $39.3 million for the three months ended March 31, 2002, an increase of 21% from the same period in 2001.  Direct premiums written for automobile coverage were $34.9 million for the three months ended March 31, 2002, an increase of 19.5% compared to $29.2 million for the three months ended March 31, 2001.  Over 40% of the increased premiums for autos was due to an increase in the statutory assessments required by the Michigan Catastrophic Claims Association (“MCCA”).  The remaining increase in auto premiums reflects policyholder growth of 4.5% and an increase in the value of autos being insured.  The number of insured vehicles increased to 174,236 at March 31, 2002 from 166,742 at March 31, 2001.  Our homeowners business also continued to increase.  Direct premiums written for homeowners were $4.3 million for the three months ended March 31, 2002, an increase of 30.3%, compared to $3.3 million for the three months ended March 31, 2001.  The increase in homeowners premiums was due to a 12% rate increase for homeowners that became effective October 1, 2001, an increase in the value of homes insured, and growth in the number of policyholders.  The number of homeowner policies in force increased 15.2% to 49,863 at

March 31, 2002 from 43,273 at March 31, 2001.  In addition to homeowners, we also offer boat and umbrella policies as an accommodation to our primary line of private passenger automobile insurance.  Direct premiums written for boat and umbrella were $70,000 for the three months ended March 31, 2002, compared to $49,000 for the same period in 2001.

Net premiums written were $37.0 million for the three months ended March 31, 2002, an increase of 19.4% compared to the same period in 2001.  The percentage increase in net premiums written was comparable to the percentage increase in direct premiums written for the three months ended March 31, 2002.  However, the increase in statutory assessments ceded to the MCCA was greater than the increase in associated direct premiums written for the three months ended March 31, 2002 due to the timing of the MCCA assessment and the premiums ceded to the MCCA.  This increase in ceded premiums was mostly offset by a $1.3 million reduction to ceded premiums for the three months ended March 31, 2002 as a result of prior years’ favorable loss experience that reduced the ceded premium payable liability at March 31, 2002.  Net premiums earned were $34.5 million for the three months ended March 31, 2002, an increase of 10.6%, compared to $31.2 million for the three months ended March 31, 2001.  The increase in net premiums earned for the three months ended March 31, 2002 lagged behind the increase in net premiums written due to the business growth and timing differences in when revisions for rate increases became effective, versus when they are earned for accounting purposes.

Our combined ratio was 98.8% for the three months ended March 31, 2002, compared to 96.6% for the three months ended March 31, 2001.  Overall, our net loss ratio for the three months ended March 31, 2002 was 69.6%, compared to 65.8% for the three months ended March 31, 2001.

Net loss ratios for the personal automobile and homeowners products were as follows:

For the Three Months Ended March 31:

	2002	2001
Personal auto liability	67.1%	49.6%
Personal auto physical damage	66.5%	71.9%
Total personal auto	66.7%	64.5%
Homeowners	89.8%	76.7%
Overall loss ratio	69.6%	65.8%

The increases in net loss ratio and combined ratio for the first quarter of 2002 were due to an increase in both the frequency and severity of personal auto liability claims, in addition to an increase in the number of homeowner claims from wind and water-related damage.

Policy acquisition and underwriting expenses were $7.5 million for each of the three months ended March 31, 2002 and March 31, 2001.  The underwriting expenses ratio was 21.9% for the three months ended March 31, 2002, compared to 23.9% for the three months ended March 31, 2001.  The lower expenses ratio for the three months ended March 31, 2002 was the result of a premium tax refund of $400,000 from a prior year tax reduction and increased efficiencies as costs increased at a slower pace than premiums volume of business.  Amortization expense was $31,000 for the three months ended March 31, 2002, compared to $731,000 for the same period in 2001.  The decrease was due to the adoption of SFAS No. 142.

Net investment income, excluding realized investment gains and losses, was $2.9 million for each of the three months ended March 31, 2002 and March 31, 2001. Consistent with 2001,

investment income for the three months ended March 31, 2002 was attributable primarily to interest income and not to realized capital gains.  Declining interest rates offset the positive effect of a larger portfolio during the three months ended March 31, 2002 compared to the same period in 2001.  The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.89% for the three months ended March 31, 2002, compared to 7.08% for the same period in 2001.  The annualized tax equivalent total rate of return, which includes both income and changes in market value of securities, was 4.51% for the three months ended March 31, 2002, compared to 10.90% for the three months ended March 31, 2001.  The decreased return was due to lower interest rates and the downturn in the U.S. economy.

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

Our cash increased by $7.9 million during the three months ended March 31, 2002 compared to a decrease of $5.9 million for the same period in 2001.  The increase for the three months ended March 31, 2002 was primarily the result of curtailing new long-term investment purchases for the potential short-term liquidity requirements of the proposed minority share buy back transaction.  Cash provided by operations for the three months ended March 31, 2002 was $5.5 million compared to $3.3 million for the three months ended March 31, 2001.  The $2.2 million increase was primarily due to the increase in premiums written during the three months ended March 31, 2002.

The proposed “going private” transaction described in Note 3 of the Notes to Condensed Consolidated Financial Statements will have a material effect on Holdings’ liquidity.  The total amount to be paid in the transaction to holders of Holdings stock and options is approximately $35 million, which is expected to be paid from Holdings’ existing cash and investments.  We do not expect to incur indebtedness to finance the transaction or to affect the reserves of MEEMIC, but Holdings’ cash and investments will be depleted as a result of the transaction.

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

Our fixed maturity investment portfolio was valued at $183.9 million at March 31, 2002 and had a duration of 3.58 years.  The following table shows the effects of a change in interest rate on the fair value and duration of our portfolio.  We have assumed an immediate increase or decrease of 1% or 2% in interest rate.  You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Change in Rates	Portfolio Value	Change in Value	Modified Duration
	(dollars in thousands)
+2%	$169,877	$(13,944)	3.96
+1%	$176,850	$(7,021)	3.90
0%	$183,871	—	3.58
-1%	$190,375	$6,504	3.24
-2%	$196,544	$12,673	3.28

The other financial instruments, which include cash, premiums due from reinsurers and accrued investment income, do not produce a significant difference in fair value when included in the market risk analysis due to their short-term nature.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On March 18, 2002, a complaint was filed against Holdings, its directors and its parent company, ProAssurance Corporation, in the 6th Circuit Court in Oakland County, Michigan by a purported shareholder of Holdings seeking to enjoin the transaction described above.  The suit, which purports to be a class action on behalf of the minority shareholders, alleges, among other things that the transaction has been timed to freeze out the minority shareholders, that the proposed transaction is unfair and that ProAssurance and the directors have violated their fiduciary duties.  The complaint also seeks damages in an undetermined amount.  The suit may delay or prevent progress towards the completion of the proposed transaction.

Holdings intends to vigorously defend itself and the other defendants against these claims.  Holdings believes that it has meritorious defenses to the claims made by the plaintiff, including without limitation, the fact that it has taken several steps to protect the rights of the minority shareholders in the proposed transaction and to ensure its fairness.  These steps include permitting a committee of two independent directors who have no other affiliation with Holdings or ProAssurance Corporation to negotiate and approve the proposed transaction, and making the completion of the transaction subject to the approval of the holders of a majority of the shares not owned by ProAssurance or its affiliates and the receipt of fairness opinions from independent financial advisors.  There can be no assurance, however, as to the outcome of this litigation and, if Holdings is not able to successfully defend against the claims made by the plaintiff, the outcome of this litigation could have a material adverse impact on the proposed transaction and on the Company’s financial position, liquidity and results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)           There are no exhibits required to be filed with this Report.

(b)           No reports on Form 8-K were filed by Holdings during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEEMIC Holdings, Inc.

Date: May 14, 2002	/s/ Christine C. Schmitt
Christine C. Schmitt
Its: Chief Financial Officer, Secretary and Treasurer
(as principal financial officer and on behalf of the registrant)