Form 10-Q
period 2002-06-30
MEEMIC HOLDINGS INC
filed 2002-08-14
CIK 1072815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No  ☐

The number of shares outstanding of the registrant’s common stock, no par value per share, as of August 9, 2002 was 6,683,563.

PART I.         FINANCIAL INFORMATION

Item 1.  Financial Statements

MEEMIC Holdings, Inc.

and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002
	(Unaudited)	December 31, 2001
	(In thousands, except share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $178,269 and $181,989 in 2002 and 2001, respectively)	$186,028	$187,497
Equity securities available for sale, at fair value	4,530	—
Short-term investments, at cost, which approximates fair value	2,985	2,922
Real estate, at cost	2,300	2,300
Total investments	195,843	192,719
Cash and cash equivalents	43,780	29,948
Premiums due from policyholders	10,139	7,789
Amounts recoverable from reinsurers	64,848	62,423
Amounts recoverable from reinsurers, related party	3,985	5,326
Accrued investment income	2,591	2,647
Deferred federal income taxes	2,683	3,181
Property and equipment, at cost, net of accumulated depreciation	2,418	3,011
Deferred policy acquisition costs	3,939	3,356
Intangible assets, net of amortization	30,434	30,496
Other assets	1,461	787
Total assets	$362,121	$341,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$125,973	$124,361
Unearned premiums	48,192	41,310
Accrued expenses and other liabilities	11,175	9,734
Accrued expenses and other liabilities, related party	136	79
Premiums ceded payable	2,301	4,479
Federal income taxes payable	2,794	602
Total liabilities	190,571	180,565
Shareholders’ equity:
Common stock, no par value; 10,000,000 shares authorized; 6,683,563 and 6,674,335 shares issued and outstanding in 2002 and 2001, respectively	66,135	66,043
Additional paid-in capital	—	46
Retained earnings	100,685	91,449
Accumulated other comprehensive income: Net unrealized appreciation on investments, net of deferred federal income taxes of $2,547 and $1,928 in 2002 and 2001, respectively	4,730	3,580
Total shareholders’ equity	171,550	161,118
Total liabilities and shareholders’ equity	$362,121	$341,683

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except share data)
Revenues and other income:
Premiums written	$44,575	$36,569	$83,847	$69,026
Premiums ceded	(3,792)	(1,299)	(6,064)	(2,708)
Net premiums written	40,783	35,270	77,783	66,318
Increase in unearned premiums, net of prepaid reinsurance premiums	(4,370)	(2,621)	(6,864)	(2,496)
Net premiums earned	36,413	32,649	70,919	63,822
Net investment income	2,795	2,682	5,651	5,568
Net realized investment gains (losses) on fixed maturities	629	(1,536)	629	(1,562)
Other income	445	524	910	870
Total revenues and other income	40,282	34,319	78,109	68,698

Expenses:
Loss and loss adjustment expenses incurred, net	22,040	22,736	48,589	45,400
Policy acquisition and other underwriting expenses:
Policy acquisition and underwriting expenses	8,440	8,804	15,906	16,094
Management fees, related party	25	173	108	334
	8,465	8,977	16,014	16,428

Amortization expense	31	731	62	1,462
Other expenses	81	9	139	47
Total expenses	30,617	32,453	64,804	63,337
Income from operations before federal income taxes	9,665	1,866	13,305	5,361
Federal income taxes	3,105	310	4,044	1,342
Net income	$6,560	$1,556	$9,261	$4,019

Earnings per common share - basic
Net income per common share - basic	$0.98	$0.23	$1.39	$0.60

Earnings per common share - assuming dilution
Net income per common share - assuming dilution	$0.97	$0.23	$1.37	$0.59

Weighted average shares outstanding - basic	6,681,231	6,653,959	6,677,802	6,654,725

Weighted average shares outstanding - assuming dilution	6,762,045	6,787,844	6,758,325	6,786,206

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Comprehensive income:
Net income	$6,560	$1,556	$9,261	$4,019
Net unrealized appreciation (depreciation) on investments, net of reclassification adjustment and net of deferred federal income taxes of $1,001 and ($22) for three months in 2002 and 2001, respectively and $619 and $577 for six months in 2002 and 2001, respectively	1,859	(42)	1,150	1,069
Comprehensive income	$8,419	$1,514	$10,411	$5,088

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2002 and 2001 (Unaudited)

	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$9,261	$4,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,058	2,385
Realized (gains) losses on investments	(629)	1,562
Net accretion of discount on investments	(50)	(15)
Deferred federal income taxes	(121)	(693)
Changes in assets and liabilities:
Premiums due from policyholders	(2,350)	(1,647)
Amounts due from reinsurers	(3,262)	472
Accrued investment income	56	(82)
Deferred policy acquisition costs	(583)	(368)
Other assets	(674)	(110)
Loss and loss adjustment expense reserves	1,612	654
Unearned premiums	6,882	2,496
Accrued expenses and other liabilities	1,387	1,268
Federal income taxes payable	2,324	2,365

Net cash provided by operating activities	14,911	12,306

Cash flows from investing activities:
Purchases of short-term investments	(2,985)	(10,855)
Proceeds from sale or maturity of short-term investments	2,922	15,757
Purchases of securities available for sale	(1,990)	(26,344)
Proceeds from maturity of securities available for sale	6,388	14,335
Purchases of equities available for sale	(5,011)	—
Proceeds from sales of property and equipment	82	47
Purchases of property and equipment	(485)	(743)

Net cash used in investing activities	(1,079)	(7,803)

Cash flows from financing activities:
Payment on payable related to acquisition	—	(1,040)

Net cash used in financing activities	—	(1,040)

Net increase in cash and cash equivalents	13,832	3,463
Cash and cash equivalents, beginning of year	29,948	21,093

Cash and cash equivalents, end of period	$43,780	$24,556

Supplemental disclosure of cash flow information:
Federal income taxes paid	$1,840	$2,116

Supplemental disclosure of noncash financing activities:
Common stock issued in cashless exercise of employee stock options	$92	$283

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

(2)           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States for Form 10-Q and Rule 10-01 of Regulation S-X financial information.  Accordingly, they have not been audited and they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included.  The operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

(3)           Related Party Transactions

ProNational Insurance Company (“ProNational”), a wholly-owned subsidiary of Professionals Group, Inc., owns 83.9% of the issued and outstanding shares of Holdings.  The Company has an Expense Allocation Agreement with ProNational covering indirect expenses and salaries of key company personnel.  Expenses related to this agreement were $25,000 and $108,000 for the three and six months ended June 30, 2002 compared to $173,000 and $334,000 for the same periods in 2001.

On June 27, 2001, Professionals Group, Inc. and Medical Assurance, Inc. formed a new holding company, ProAssurance Corporation, that owns all of the stock of Medical Assurance, Inc. and Professionals Group, Inc.  Medical Assurance, Inc., ProNational and MEEMIC continue to serve policyholders under the umbrella of the new ProAssurance holding company.

On March 18, 2002, Holdings announced that it intends to acquire all of its outstanding shares of stock not currently owned by ProAssurance Corporation, for $29 per share in cash (a total of 1,193,518 fully diluted shares) and, on July 9, 2002, Holdings announced that it had entered into a definitive agreement pursuant to which shareholders other than ProAssurance Corporation (which owns the shares through its ProNational Insurance Company subsidiary) will have the opportunity to sell their shares to Holdings in a tender offer at a price per share of $29.00, net to the shareholders in cash.  If certain conditions are satisfied, the agreement contemplates that the remaining shares would be acquired through a merger at the same price.  The committee of independent directors has received a written opinion of its financial advisor that, from a financial point of view, the consideration to be paid to the independent shareholders is fair to such shareholders. The tender offer and merger are subject to prior approval by the independent shareholders of Holdings and to various other conditions. There can be no assurance that the transaction will be completed. The proposed transaction and final terms of the definitive agreement have been unanimously approved by Holdings’ Board of Directors, including its committee of independent directors not affiliated with ProAssurance Corporation. As a result of the completion of the offer, Holdings’ stock could be delisted  from the Nasdaq Stock Market and its registration under the Securities Exchange Act of 1934, as amended, could be terminated.  Holdings intends to use primarily its own existing cash resources to fund the purchase of the shares.

On March 18, 2002, a complaint was filed against Holdings, its directors and its parent company, ProAssurance Corporation, in the 6th Circuit Court in Oakland County, Michigan by a purported shareholder of Holdings seeking to enjoin the transaction described above.  The suit, which purports to be a class action on behalf of the minority shareholders, alleges, among other things that the transaction has been timed to freeze out the minority shareholders, that the proposed transaction is unfair and that ProAssurance and the directors have violated their fiduciary duties.  The complaint also seeks damages in an undetermined amount.  The suit may delay or prevent progress towards the completion of the proposed transaction as the dismissal or settlement of the lawsuit is a condition to closing the merger.

Holdings has responded to the complaint and is vigorously defending itself against these claims.  Holdings believes that it has meritorious defenses to the claims made by the plaintiff, including without limitation, the fact that it has taken several steps to protect the rights of the minority shareholders in the proposed transaction and to ensure its fairness.  These steps include permitting a committee of two independent directors who have no other affiliation with Holdings or ProAssurance Corporation to negotiate and approve the proposed transaction, and making the completion of the transaction subject to the approval of the holders of a majority of the shares not owned by ProAssurance or its affiliates and the receipt of fairness opinions from independent financial advisors.  There can be no assurance, however, as to the outcome of this litigation and, if Holdings is not able to successfully defend against the claims made by the plaintiff, the outcome of this litigation could have a material adverse impact on the proposed transaction and on the Company’s financial position, liquidity and results of operations.

(4)           Revenue Information

The Company operates as a single segment where private passenger automobile is the primary line, and homeowners, boat and umbrella coverages are offered as accommodation products.  Revenue is from unaffiliated customers.  Net premiums written and net premiums earned from each of these products is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Net premiums written:
Personal automobile	$33,893	$30,132	$66,734	$58,142
Homeowners	6,660	4,969	10,777	7,977
Boat	228	167	269	196
Umbrella	2	2	3	3
Total	$40,783	$35,270	$77,783	$66,318

Net premiums earned:
Personal automobile	$31,292	$28,676	$61,093	$56,142
Homeowners	5,024	3,911	9,641	7,570
Boat	96	60	183	108
Umbrella	1	2	2	2
Total	$36,413	$32,649	$70,919	$63,822

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

The Financial Accounting Standards Board has also issued SFAS No. 142 “Goodwill and Other Intangible Assets” which supersedes APB Opinion 17 “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001.  SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for in financial statements upon acquisition and how these items should be accounted for subsequent to acquisition.  Contrary to APB Opinion 17, SFAS No. 142 does not presume that goodwill and all other intangible assets are wasting assets requiring amortization.  Instead, goodwill and intangible assets that have indefinite useful lives will be tested at least annually for impairment.  If goodwill and intangible assets are deemed to be impaired, the change will be charged through the Statement of Operations.  SFAS No. 142 requires additional disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition.  Intangible assets net of accumulated amortization were $30.4 million at June 30, 2002 and the Company determined there are currently no impaired intangible assets which have an indefinite useful life.  Thus, adopting SFAS No. 142 did not affect the current results of operations with any additional charges for impairment, but has eliminated current annual amortization expense of approximately $2.9 million.  The Company applied SFAS No. 142 on January 1, 2002.  The amortization expense, net income and earnings per share of the Company as adjusted for this change for the period of initial application and prior period are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Reported net income	$6,560	$1,556	$9,261	$4,019
Add back: Goodwill amortization	—	340	—	680
Add back: Sales Rep/Agency agreements amortization	—	115	—	230
Adjusted net income	$6,560	$2,011	$9,261	$4,929

Earnings per common share - basic
Reported net income	$0.98	$0.23	$1.39	$0.60
Goodwill amortization	—	0.05	—	0.10
Sales Rep/Agency agreements amortization	—	0.02	—	0.03
Adjusted net income per common share - basic	$0.98	$0.30	$1.39	$0.73

Earnings per common share - assuming dilution
Reported net income	$0.97	$0.23	$1.37	$0.59
Goodwill amortization	—	0.05	—	0.10
Sales Rep/Agency agreements amortization	—	0.02	—	0.03
Adjusted net income per common share - assuming dilution	$0.97	$0.30	$1.37	$0.72

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

Overview

We provide private passenger automobile, homeowners, boat and umbrella insurance primarily to educational employees and their immediate families in the State of Michigan through our MEEMIC subsidiary.  We sell our insurance contracts through over 95 sales representatives associated with our insurance agency subsidiary, which is the exclusive distributor of our products.  As of June 30, 2002, we had 149,755 policies in force, representing 178,967 insured vehicles, 52,070 homes, 2,413 boats and 804 personal umbrella policies.

Financial Condition- June 30, 2002 Compared to December 31, 2001

Our total assets increased to $362.1 million at June 30, 2002 from $341.7 million at December 31, 2001.  The majority of our assets consist of investments and cash, which totaled $239.6 million at June 30, 2002 and $222.7 million at December 31, 2001.  We primarily invest in high quality bonds with the objective of providing stable income while maintaining liquidity at appropriate levels for our current and long-term requirements.  Investments consist primarily of government bonds, municipal bonds, collateralized mortgage obligations, and investment grade corporate bonds.  The modified duration of investments was 3.25 years at June 30, 2002 compared to 3.90 years at December 31, 2001.   The decrease in the modified duration of our investments during the three months ended June 30, 2002 was primarily the result of increased cash and cash equivalents at June 30, 2002 compared to December 31, 2001 due to curtailing new long-term investment purchases for the potential short-term liquidity requirements of the proposed minority share buy back transaction described in Note 3 of the Notes to Condensed Consolidated Financial Statements.  At June 30, 2002, the portfolio had an average Standard & Poor’s security quality rating of AA (Excellent), and there were no securities in default concerning the timely payment of interest and principal.  Our gross unrealized gains and gross unrealized losses in investments in securities were $8.0 million and $700,000, respectively, at June 30, 2002 and $6.2 million and $732,000, respectively, at December 31, 2001.  These changes in our gross unrealized gains and losses were a result of fluctuating bond market values due to volatility of interest rates in the marketplace.

Our recorded estimates of loss and loss adjustment expense reserves were $126.0 million at June 30, 2002 compared to $124.4 million at December 31, 2001.  The $1.6 million net increase in reserves at June 30, 2002 was due to growth in the number of insured vehicles and homeowner policies in force.

Unearned premiums were $48.2 million at June 30, 2002 and $41.3 million at December 31, 2001.  The increase in unearned premiums at June 30, 2002 compared to December 31, 2001 of 16.7% was due to the increase in premiums written and the timing of renewals for the auto book of business that has a concentration of 6-month renewal dates in April and October.  Other liabilities were $16.4 million at June 30, 2002 and $14.9 million at December 31, 2001.  The increase at June 30, 2002 was due primarily to the timing of payments for statutory assessments.

Our book value per common share outstanding was $25.67 at June 30, 2002, compared to $24.14 at December 31, 2001.  Shareholders’ equity was $171.6 million at June 30, 2002, compared to $161.1 million at December 31, 2001.  This increase of $10.5 million was primarily due to net income of $9.3 million and an increase in other comprehensive income of $1.2 million.  We expect to use retained earnings to finance future growth and the purchase price for the minority shares in the proposed transaction described in Note 3 of the Notes to Condensed Consolidated Financial Statements subject to the terms and conditions of the related agreement and plan of merger.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  Item 7 of our Annual Report on Form 10-K discusses several critical accounting policies which we believe are most sensitive to estimates and judgments and involve a higher degree of judgment and complexity. There have been no material changes to that information during the first and second quarters of 2002.

Results of Operations – Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

Net income for the three and six months ended June 30, 2002 was $6.6 million and $9.3 million, respectively, compared to $1.6 million and $4.0 million for the same periods in 2001.  Our income from operations before taxes was $9.7 million and $13.3 million, respectively, for the three and six months ended June 30, 2002 compared to $1.9 million and $5.4 million for the same periods in 2001.  The increases in income from operations before taxes were due to fewer reported claims, a $700,000 capital gain, and a $700,000 reduction in goodwill and other intangibles amortization, whereas June of 2001 included $1.7 million of severance charges in connection with the ProAssurance merger, and $1.5 million in investment losses for write downs in the value of certain California utilities.

Our direct premiums written were $44.6 million and $83.8 million for the three and six months ended June 30, 2002, respectively, an increase of 21.9% and 21.5% from the comparable periods in 2001.  Direct premiums written for automobile coverage were $37.4 million and $72.3 million for the three and six months ended June 30, 2002, respectively, an increase of 19.9% compared to the comparable periods in 2001.  Approximately 35% of the increased premiums for autos was due to an increase in the statutory assessments required by the Michigan Catastrophic Claims Association (“MCCA”), which assessments are included in the rates charged to policyholders.  The remaining increase in auto premiums reflects policyholder growth of 4.5% and an increase in the value of autos being insured.  The number of insured vehicles increased to

178,967 at June 30, 2002 from 171,208 at June 30, 2001.  Our homeowners business also continued to increase.  Direct premiums written for homeowners were $6.9 million and $11.2 million for the three and six months ended June 30, 2002, respectively, an increase of 32.7% and 33.3%, respectively, compared to the comparable periods in 2001.  The increases in homeowners premiums were due to a 12% rate increase for homeowners that became effective October 1, 2001, an increase in the value of homes insured, and growth in the number of policyholders.  The number of insured homes increased 15.6% to 52,070 at June 30, 2002 from 45,040 at June 30, 2001.  In addition to homeowners, we also offer boat and umbrella policies as an accommodation to our primary line of private passenger automobile insurance.  Direct premiums written for boat and umbrella were $294,000 and $364,000 for the three and six months periods ended June 30, 2002.

Net premiums written were $40.8 million and $77.8 million for the three and six months ended June 30, 2002, respectively, an increase of 15.6% and 17.3%, respectively, compared to the comparable periods in 2001.  However, the increase in statutory assessments ceded to the MCCA was greater than the increase in associated direct premiums written for the three and six months ended June 30, 2002 due to the timing of the MCCA assessment and the level of premiums ceded to the MCCA.  Net premiums earned were $36.4 million and $70.9 million for the three and six months ended June 30, 2002, respectively, an increase of 11.6% and 11.1%, respectively, compared to the comparable periods in 2001.  The increase in net premiums earned for the three and six months ended June 30, 2002 lagged behind the increase in net premiums written due to the business growth and timing differences in when revisions for rate increases became effective, versus when they are earned for accounting purposes.

Our combined ratio was 83.8% and 91.1% for the three and six months ended June 30, 2002, respectively, compared to 97.1% and 96.9% for the three and six months ended June 30, 2001, respectively.  Overall, our net loss ratio for the three and six months ended June 30, 2002 was 53.6% and 61.4%, respectively, compared to 59.9% and 62.8% for the three and six months ended June 30, 2001, respectively.

Net loss ratios for the personal automobile and homeowners products were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Personal auto liability	39.7%	38.7%	52.6%	44.0%
Personal auto physical damage	64.2%	60.8%	65.3%	66.3%
Total personal auto	55.1%	53.3%	60.8%	58.8%
Homeowners	44.4%	109.0%	66.1%	93.4%
Overall net loss ratio	53.6%	59.9%	61.4%	62.8%

The decreases in overall net loss ratio and combined ratio for the second quarter of 2002 were due to decreases in both the frequency and severity of homeowner claims combined with the 12% rate increase for homeowners.  The increased frequency and severity of personal auto liability claims reported in the first quarter of 2002 leveled off during the second quarter of 2002 and personal auto losses for the six months ended June 30, 2002 were comparable to the same period in 2001.

Policy acquisition and underwriting expenses were $8.5 million and $16.0 million for the three and six months ended June 30, 2002, respectively, compared to $9.0 million and $16.4 million for the same periods in 2001.  The underwriting expenses ratios were 23.2% and 22.6% for the three and six months ended June 30, 2002 respectively, compared to 27.5% and 25.7% for comparable periods in 2001.  The decreases in 2002 are due to a $1.7 million charge in 2001 for expenses related to severance payments from change of control agreements in connection with the ProAssurance merger that was not incurred in 2002.  Additionally, there was a premium tax refund of $400,000 recorded in 2002 from a prior year tax reduction and increased efficiencies as costs increased at a slower pace than premiums.  Amortization expense was $31,000 and $62,000 for the three and six months ended June 30, 2002 compared to $731,000 and $1.5 million for the comparable periods in 2001. The decrease was due to the adoption of SFAS No. 142.

Net investment income, excluding realized investment gains and losses, was $2.8 million and $5.7 million for the three and six months ended June 30, 2002, respectively, compared to $2.7 million and $5.6 million for the three and six months ended June 30, 2001, respectively.  Declining interest rates offset most of the positive effect of a larger portfolio of investments during the three and six months ended June 30, 2002, compared to the same periods in 2001.  Consistent with 2001, investment income for the three and six months ended June 30, 2002 was attributable primarily to interest income and not to realized capital gains.  However, the increase in realized capital gains for the three months ended June 30, 2002 was due to the maturity and subsequent recovery of $700,000 in June 2002 from one of the securities that had been previously written down in June 2001 as securities deemed to have other than temporary declines in fair value due to uncertainty with California electric utilities.

The weighted average tax equivalent book yield of the fixed maturity portfolio was 7.49% for the six months ended June 30, 2002, compared to 7.91% for the same period in 2001.  The annualized tax equivalent total rate of return, which includes both income and changes in market value of securities, was 13.21% and 8.17% for the three and six months ended June 30, 2002, compared to 2.37% and 5.98% for the three and six months ended June 30, 2001.  The increased returns were due to the recovery of a security previously written down that more than offset lower interest rates and the downturn in the U.S. economy.

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

Our cash increased by $13.8 million during the six months ended June 30, 2002 compared to an increase of $3.5 million for the same period in 2001.  The increase for the six months ended June 30, 2002 was primarily the result of curtailing new long-term investment purchases for the potential short-term liquidity requirements of the proposed minority share buy back transaction discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.  Cash provided by operations for the six months ended June 30, 2002 was $14.9 million compared to $12.3 million for the six months ended June 30, 2001.  The $2.6 million increase was primarily due to the increase in premiums written during the six months ended June 30, 2002.

The proposed “going private” transaction described in Note 3 of the Notes to Condensed Consolidated Financial Statements will have a material effect on Holdings’ liquidity.  The total amount to be paid in the transaction to holders of Holdings stock and options, as provided in the agreement and plan of merger, is $33.4 million, which is expected to be paid from Holdings’ existing cash and investments.  We do not expect to incur indebtedness to finance the transaction or to affect the reserves of MEEMIC, but Holdings’ cash will be substantially depleted as a result of the transaction.  The transaction is subject to a number of conditions, including approval by our shareholders other than ProNational and its affiliates and associates.  If the transaction does not occur or is substantially delayed we may resume the purchase of new longer-term investments.  Additionally increases in litigation expenses could substantially increase the cost of the transaction.

Historically, our liquidity requirements have been met by funds provided by operations.  Due to the short-term nature of our products, a decrease in premiums or demand for our products could have a significant impact on the availability of our funds.  Also, a substantial increase in paid claims, the occurrence of multi-catastrophe events or insolvency of our reinsurers could negatively impact our cash flows and our ability to pay our liabilities.

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

Our fixed maturity investment portfolio was valued at $186.0 million at June 30, 2002 and had a duration of 3.25 years.  The following table shows the effects of a change in interest rate on the fair value and duration of our portfolio.  We have assumed an immediate increase or decrease of 1% or 2% in interest rate.  You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Change in Rates	Portfolio Value	Change in Value	Modified Duration
	(dollars in thousands)
+2%	$172,540	$(13,488)	3.77
+1%	$179,394	$(6,634)	3.62
0%	$186,028	—	3.25
-1%	$192,019	$5,991	3.09
-2%	$197,432	$11,404	3.27

The other financial instruments, which include cash, premiums due from reinsurers and accrued investment income, do not produce a significant difference in fair value when included in the market risk analysis due to their short-term nature.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.23	Tax Allocation Agreement between Holdings and ProAssurance, Inc. dated June 27, 2001.

	10.24	Agreement and Plan of Merger, dated July 9, 2002 (included as Exhibit 10 to Form 8-K as filed with the Securities and Exchange Commission on July 9, 2002, is incorporated herein by reference).

	99.2	Certification of Principal Executive Officer.

	99.3	Certification of Principal Financial Officer.

(b)	No reports on Form 8-K were filed by Holdings during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEEMIC Holdings, Inc.

Date: August 14, 2002	/s/ Christine C. Schmitt
Christine C. Schmitt
	Its:	Chief Financial Officer, Secretary and Treasurer
(as principal financial officer and on behalf of the registrant)