Form 10-Q
period 2002-09-30
MEEMIC HOLDINGS INC
filed 2002-11-14
CIK 1072815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒     No    ☐

The number of shares outstanding of the registrant’s common stock, no par value per share, as of November 9, 2002 was 6,672,343.

PART I.         FINANCIAL INFORMATION

Item 1.  Financial Statements

MEEMIC Holdings, Inc.

and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
	(In thousands, except share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost of $185,747 and $181,989 in 2002 and 2001, respectively)	$198,070	$187,497
Equity securities available for sale, at fair value	3,732	—
Short-term investments, at cost, which approximates fair value	2,967	2,922
Real estate, at cost	2,300	2,300
Total investments	207,069	192,719
Cash and cash equivalents	48,739	29,948
Premiums due from policyholders	11,218	7,789
Amounts recoverable from reinsurers	64,049	62,423
Amounts recoverable from reinsurers, related party	3,490	5,326
Accrued investment income	2,637	2,647
Deferred federal income taxes	1,148	3,181
Property and equipment, at cost, net of accumulated depreciation	2,075	3,011
Deferred policy acquisition costs	4,424	3,356
Intangible assets, net of amortization	30,404	30,496
Other assets	1,649	787
Total assets	$376,902	$341,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$126,610	$124,361
Unearned premiums	50,915	41,310
Accrued expenses and other liabilities	14,315	9,734
Accrued expenses and other liabilities, related party	43	79
Premiums ceded payable	2,529	4,479
Federal income taxes payable	2,291	602
Total liabilities	196,703	180,565
Shareholders’ equity:
Common stock, no par value; 10,000,000 shares authorized; 6,672,343 and 6,674,335 shares issued and outstanding in 2002 and 2001, respectively	66,023	66,043
Additional paid-in capital	320	46
Retained earnings	106,686	91,449
Accumulated other comprehensive income: Net unrealized appreciation on investments, net of deferred federal income taxes of $3,860 and $1,928 in 2002 and 2001, respectively	7,170	3,580
Total shareholders’ equity	180,199	161,118
Total liabilities and shareholders’ equity	$376,902	$341,683

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.

 and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except share data)
Revenues and other income:
Premiums written	$45,503	$36,719	$129,350	$105,745
Premiums ceded	(3,876)	(424)	(9,940)	(3,132)
Net premiums written	41,627	36,295	119,410	102,613
Increase in unearned premiums, net of prepaid reinsurance premiums	(2,711)	(1,435)	(9,575)	(3,931)
Net premiums earned	38,916	34,860	109,835	98,682
Net investment income	2,707	2,846	8,358	8,414
Net realized investment gains (losses) on fixed maturities	10	(4)	639	(1,566)
Other income	474	358	1,384	1,228
Total revenues and other income	42,107	38,060	120,216	106,758

Expenses:
Loss and loss adjustment expenses incurred, net	24,837	23,131	73,426	68,531
Policy acquisition and other underwriting expenses:
Policy acquisition and underwriting expenses	8,512	7,890	24,418	23,984
Management fees, related party	42	90	150	424
	8,554	7,980	24,568	24,408

Amortization expense	30	731	92	2,193
Other expenses	36	29	175	76
Total expenses	33,457	31,871	98,261	95,208
Income from operations before federal income taxes	8,650	6,189	21,955	11,550
Federal income taxes	2,674	1,559	6,718	2,901
Net income	$5,976	$4,630	$15,237	$8,649

Earnings per common share - basic
Net income per common share - basic	$0.89	$0.69	$2.28	$1.30

Earnings per common share - assuming dilution
Net income per common share - assuming dilution	$0.88	$0.68	$2.25	$1.28

Weighted average shares outstanding - basic	6,680,270	6,676,047	6,678,634	6,662,680

Weighted average shares outstanding - assuming dilution	6,758,470	6,758,243	6,758,382	6,772,600

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Comprehensive income:
Net income	$5,976	$4,630	$15,237	$8,649
Net unrealized appreciation on investments, net of reclassification adjustment and net of deferred federal income taxes of $1,313 and $1,492 for three months in 2002 and 2001, respectively and $1,932 and $2,069 for nine months in 2002 and 2001, respectively	2,440	2,773	3,590	3,842
Comprehensive income	$8,416	$7,403	$18,827	$12,491

See the accompanying notes to the unaudited condensed consolidated financial statements.

MEEMIC Holdings, Inc.

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2002 and 2001 (Unaudited)

	2002	2001
	(In thousands except share data)
Cash flows from operating activities:
Net income	$15,237	$8,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,465	3,490
Realized (gains) losses on investments	(639)	1,566
Net accretion of discount on investments	(33)	(57)
Deferred federal income taxes	101	(774)
Changes in assets and liabilities:
Premiums due from policyholders	(3,429)	(2,464)
Amounts due from reinsurers	(1,740)	876
Accrued investment income	10	(46)
Deferred policy acquisition costs	(1,068)	(404)
Other assets	(862)	(132)
Loss and loss adjustment expense reserves	2,249	917
Unearned premiums	9,605	3,931
Accrued expenses and other liabilities	4,133	707
Federal income taxes payable	2,355	3,692

Net cash provided by operating activities	27,384	19,951

Cash flows from investing activities:
Purchases of short-term investments	(5,952)	(12,802)
Proceeds from sale or maturity of short-term investments	5,907	15,757
Purchases of securities available for sale	(23,763)	(33,899)
Proceeds from maturity of securities available for sale	20,677	18,010
Purchases of equities available for sale	(5,025)	—
Proceeds from sales of property and equipment	82	135
Purchases of property and equipment	(519)	(927)

Net cash used in investing activities	(8,593)	(13,726)

Cash flows from financing activities:
Payment on payable related to acquisition	—	(1,040)

Net cash used in financing activities	—	(1,040)

Net increase in cash and cash equivalents	18,791	5,185
Cash and cash equivalents, beginning of year	29,948	21,093

Cash and cash equivalents, end of period	$48,739	$26,278

Supplemental disclosure of cash flow information:
Federal income taxes paid	$4,252	$2,481

Supplemental disclosure of noncash financing activities:

Common stock of 11,220 shares surrendered in incentive plans, net of shares issued in cashless exercise of employee stock options	$(20)	$239

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included.  The operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

(3)           Related Party Transactions

ProNational Insurance Company (“ProNational”), a wholly-owned subsidiary of Professionals Group, Inc., owns 84.1% of the issued and outstanding shares of Holdings.  The Company has an Expense Allocation Agreement with ProNational covering indirect expenses and salaries of key company personnel.  Expenses related to this agreement were $42,000 and $150,000 for the three and nine months ended September 30, 2002 compared to $90,000 and $424,000 for the same periods in 2001.

On June 27, 2001, Professionals Group, Inc. and Medical Assurance, Inc. formed a new holding company, ProAssurance Corporation (“ProAssurance”), that owns all of the stock of Medical Assurance, Inc. and Professionals Group, Inc.  Medical Assurance, Inc., ProNational and MEEMIC continue to serve policyholders under the umbrella of the new ProAssurance holding company.

On March 18, 2002, Holdings announced that it intends to acquire all of its outstanding shares of stock not currently owned by ProAssurance, for $29 per share in cash (a total of 1,182,298 fully diluted shares) and, on July 9, 2002, Holdings announced that it had entered into a definitive agreement pursuant to which shareholders other than ProAssurance (which owns the shares through its ProNational subsidiary) will have the opportunity to sell their shares to Holdings in a tender offer at a price per share of $29.00, net to the shareholders in cash.  If certain conditions are satisfied, the agreement contemplates that the remaining shares would be acquired through a merger at the same price.  The committee of independent directors has received a written opinion of its financial advisor that, from a financial point of view, the consideration to be paid to the independent shareholders is fair to such shareholders. The tender offer and merger are subject to prior approval by the independent shareholders of Holdings and to various other conditions. There can be no assurance that the transaction will be completed. The proposed transaction and final terms of the definitive agreement have been unanimously approved by Holdings’ Board of Directors, including its committee of independent directors not affiliated with ProAssurance. As a result of the completion of the offer, Holdings’ stock could be delisted from the Nasdaq Stock Market and its registration under the Securities Exchange Act of 1934, as amended, could be terminated.  Holdings intends to use primarily its own existing cash resources to fund the purchase of the shares.

On March 18, 2002, a lawsuit was filed against Holdings, its directors and ProAssurance, in the Sixth Circuit Court in Oakland County, Michigan by a purported shareholder of Holdings seeking to enjoin the transaction described above.  The suit is captioned David Osher v Adamo, et al., 02-039218-CP.  The suit, which purported to be a class action on behalf of the minority shareholders, alleged, among other things that the transaction has been timed to freeze out the minority shareholders, that the proposed transaction is unfair and that ProAssurance and the directors have violated their fiduciary duties.  The lawsuit also sought monetary damages in an undetermined amount and recovery of plaintiffs’ costs and attorneys’ fees.  On September 10, 2002, the plaintiff agreed to dismiss the lawsuit and the court approved the dismissal with prejudice on

September 11, 2002.  No payments of any kind were made by MEEMIC Holdings, ProAssurance or the directors to plaintiff or his counsel to obtain the dismissal of the case.

(4)           Revenue Information

The Company operates as a single segment where private passenger automobile coverage is the primary line, and homeowners, boat and umbrella coverages are offered as accommodation products.  Revenue is from unaffiliated customers.  Net premiums written and net premiums earned from each of these products is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Net premiums written:
Personal automobile	$33,226	$30,702	$99,960	$88,844
Homeowners	8,226	5,464	19,003	13,441
Boat	173	128	442	324
Umbrella	2	1	5	4
Total	$41,627	$36,295	$119,410	$102,613

Net premiums earned:
Personal automobile	$33,250	$30,639	$94,343	$86,781
Homeowners	5,549	4,137	15,190	11,707
Boat	115	83	298	191
Umbrella	2	1	4	3
Total	$38,916	$34,860	$109,835	$98,682

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

The Financial Accounting Standards Board has also issued SFAS No. 142 “Goodwill and Other Intangible Assets” which supersedes APB Opinion 17 “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001.  SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for in financial statements upon acquisition and how these items should be accounted for subsequent to acquisition.  Contrary to APB Opinion 17, SFAS No. 142 does not presume that goodwill and all other intangible assets are wasting assets requiring amortization.  Instead, goodwill and intangible assets that have indefinite useful lives will be tested at least annually for impairment.  If goodwill and intangible assets are deemed to be impaired, the change will be charged through the Statement of Operations.  SFAS No. 142 requires additional disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition.  Intangible assets net of accumulated amortization were $30.4 million at September 30, 2002 and the Company determined there are currently no impaired intangible assets which have an indefinite useful life.  Thus, adopting SFAS No. 142 did not affect the current results of operations with any additional charges for impairment, but has eliminated current annual amortization expense of approximately $2.9 million.  The Company applied SFAS No. 142 on January 1, 2002.  The amortization expense, net income and earnings per share of the Company as adjusted for this change for the period of initial application and prior period are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net income	$5,976	$4,630	$15,237	$8,649
Add back: Goodwill amortization	—	340	—	1,020
Add back: Sales Rep/Agency agreements amortization	—	115	—	345
Adjusted net income	$5,976	$5,085	$15,237	$10,014

Earnings per common share - basic
Reported net income	$0.89	$0.69	$2.28	$1.30
Goodwill amortization	—	0.05	—	0.15
Sales Rep/Agency agreements amortization	—	0.02	—	0.05
Adjusted net income per common share - basic	$0.89	$0.76	$2.28	$1.50

Earnings per common share - assuming dilution
Reported net income	$0.88	$0.68	$2.25	$1.28
Goodwill amortization	—	0.05	—	0.15
Sales Rep/Agency agreements amortization	—	0.02	—	0.05
Adjusted net income per common share - assuming dilution	$0.88	$0.75	$2.25	$1.48

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The following discussion of our financial condition and results of operations contains certain forward-looking statements relating to our anticipated future financial condition and operating results and our current business plans.  These forward-looking statements represent only our outlook as of the date of this report.  While we believe any forward-looking statements we have made are reasonable, actual results could differ materially since the statements are based on our current expectations and are subject to risks and uncertainties.  These risks and uncertainties include, but are not limited to, the following: an increase in the frequency and severity of claims; uncertainties inherent in reserve estimates; the occurrence of catastrophic events or acts of terrorism; a change in the demand for, pricing of, or supply of reinsurance or insurance; changing and implementing new salesforce contracts; increased competitive pressure; changing rates of inflation; a deterioration in general economic conditions; and other risks and uncertainties listed or discussed in our annual or quarterly reports filed with the Securities and Exchange Commission.  See also, the disclosures in the Company’s Annual Report on Form 10-K  “Item 1 – Business – Forward-Looking Statements”.  Other factors not currently anticipated by management may also materially and adversely affect the Company’s results of operations.  The Company does not undertake, and expressly disclaims any obligation, to update or alter its forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

We provide private passenger automobile, homeowners, boat and umbrella insurance primarily to educational employees and their immediate families in the State of Michigan through our MEEMIC subsidiary.  We sell our insurance contracts through over 95 sales representatives associated with our insurance agency subsidiary, which is the exclusive distributor of our products.  As of September 30, 2002, we had 152,548 policies in force, representing 182,058 insured vehicles, 53,554 homes, 2,743 boats and 839 personal umbrella policies.

Financial Condition- September 30, 2002 Compared to December 31, 2001

Our total assets increased to $376.9 million at September 30, 2002 from $341.7 million at December 31, 2001.  The majority of our assets consists of investments and cash, which totaled $255.8 million at September 30, 2002 and $222.7 million at December 31, 2001.  We primarily invest in high quality bonds with the objective of providing stable income while maintaining liquidity at appropriate levels for our current and long-term requirements.  Investments consist primarily of government bonds, municipal bonds, collateralized mortgage obligations, and investment grade corporate bonds.  The modified duration of investments was 3.34 years at September 30, 2002 compared to 3.90 years at December 31, 2001.  The decrease in the modified duration of our investments during the three months ended September 30, 2002 was primarily the result of increased cash and cash equivalents at September 30, 2002 compared to December 31, 2001 due to curtailing new long-term investment purchases so that cash will be available to satisfy the potential short-term liquidity requirements of the proposed minority share buy back transaction described in Note 3 of the Notes to Condensed Consolidated Financial Statements.  At September 30, 2002, the portfolio had an average Standard & Poor’s security quality rating of AA (Excellent), and there were no securities in default concerning the timely payment of interest and principal.  Our gross unrealized gains and gross unrealized losses in investments in securities were $12.5 million and $1.5 million, respectively, at September 30, 2002 and $6.2 million and $732,000, respectively, at December 31, 2001.  These changes in our gross unrealized gains and losses were a result of fluctuating bond market values due to volatility of interest rates in the marketplace.

Our recorded estimates of loss and loss adjustment expense reserves were $126.6 million at September 30, 2002 compared to $124.4 million at December 31, 2001.  The $2.2 million net increase in reserves at September 30, 2002 was due to growth in the number of insured vehicles and homeowner policies in force.

Unearned premiums were $50.9 million at September 30, 2002 and $41.3 million at December 31, 2001.  The increase in unearned premiums at September 30, 2002 compared to December 31, 2001 of 23.2% was due to the increase in premiums written and the timing of renewals for the auto book of business that has a concentration of 6-month renewal dates in April and October.  Other liabilities were $19.2 million at September 30, 2002 and $14.9 million at December 31, 2001.  The increase at September 30, 2002 was due primarily to the timing of payments for federal income taxes and the timing of settlement for certain purchases of investments.

Our book value per common share outstanding was $27.01 at September 30, 2002, compared to $24.14 at December 31, 2001.  Shareholders’ equity was $180.2 million at September 30, 2002, compared to $161.1 million at December 31, 2001.  This increase of $19.1 million was primarily due to net income of $15.2 million and an increase in other comprehensive income of $3.6 million.  We expect to use retained earnings to finance future growth and to purchase the minority shares in the proposed transaction described in Note 3 of the Notes to Condensed Consolidated Financial Statements subject to the terms and conditions of the related agreement and plan of merger.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  Item 7 of our Annual Report on Form 10-K discusses several critical accounting policies which we believe are most sensitive to estimates and judgments and involve a higher degree of judgment and complexity. There have been no material changes to that information during the first three quarters of 2002.

Results of Operations – Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

Net income for the three and nine months ended September 30, 2002 was $6.0 million and $15.2 million, respectively, compared to $4.6 million and $8.6 million for the same periods in 2001.  Our income from operations before taxes was $8.7 million and $22.0 million, respectively, for the three and nine months ended September 30, 2002 compared to $6.2 million and $11.6 million for the same periods in 2001.  The increase in income from operations for the three months ended September 30, 2002 was due to increased premiums, fewer reported claims and a $700,000 reduction in goodwill and other intangibles amortization compared to the same period in 2001.  The increase in income from operations for the nine months ended September 30, 2002 was also due to increased premiums and fewer reported claims in addition to a $700,000 capital gain, and a $2.1 million reduction in goodwill and other intangibles amortization, whereas the same period in 2001 included $1.7 million of severance charges in connection with the ProAssurance merger, and $1.5 million in investment losses for write downs in the value of certain California utilities.

Our direct premiums written were $45.5 million and $129.4 million for the three and nine months ended September 30, 2002, respectively, an increase of 23.9% and 22.3% from the comparable periods in 2001.  Direct premiums written for automobile coverage were $36.7 million and $109.0 million for the three and nine months ended September 30, 2002, respectively, an increase of 18.8% and 19.5%, respectively, compared to the comparable periods in 2001.  Approximately 35% of the increased premiums for autos was due to an increase in the statutory assessments required by the Michigan Catastrophic Claims Association (“MCCA”), which assessments are included in the rates charged to policyholders.  The remaining increase in auto premiums reflects policyholder growth of 5.0% and an increase in the value of autos being insured.  The number of insured vehicles increased to 182,058 at September 30, 2002 from 173,406 at September 30, 2001.  Our homeowners business also continued to increase.  Direct premiums written for homeowners were $8.5 million and $19.7 million for the three and nine months ended September 30, 2002, respectively, an increase of 49.1% and 39.7%, respectively, compared to the comparable periods in 2001.  The increases in homeowners premiums were due to a 22% rate increase for homeowners effective July 1, 2002 in addition to a 12% rate increase for homeowners that became effective October 1, 2001, an increase in the value of homes insured, and growth in the number of policyholders.  The number of insured homes increased 14.2% to 53,554 at September 30, 2002 from 46,893 at September 30, 2001.  In addition to homeowners, we also offer boat and umbrella policies as an accommodation to our primary line of private passenger automobile insurance.  Direct premiums written for boat and umbrella were $231,000 and $595,000 for the three and nine months periods ended September 30, 2002.

Net premiums written were $41.6 million and $119.4 million for the three and nine months ended September 30, 2002, respectively, an increase of 14.6% and 16.4%, respectively, compared to the comparable periods in 2001.  The increase in statutory assessments ceded to the MCCA discussed in the preceding paragraph was greater than the increase in associated direct premiums written for the three and nine months ended September 30, 2002 due to the timing of the MCCA assessment and the level of premiums ceded to the MCCA.  Net premiums earned were $38.9 million and $109.8 million for the three and nine months ended September 30, 2002, respectively, an increase of 11.4% and 11.3%, respectively, compared to the comparable periods in 2001.  The increase in net premiums earned for the three and nine months ended September 30, 2002 lagged behind the increase in net premiums written due to the business growth and timing differences between when revisions for rate increases became effective and when they are earned for accounting purposes.

Our combined ratio was 85.8% and 89.2% for the three and nine months ended September 30, 2002, respectively, compared to 89.3% and 94.2% for the three and nine months ended September 30, 2001, respectively.  Overall, our net loss ratio for the three and nine months ended September 30, 2002 was 57.3% and 59.9%, respectively, compared to 59.5% and 61.7% for the three and nine months ended September 30, 2001, respectively.

Net loss ratios for the personal automobile and homeowners products were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Personal auto liability	40.1%	50.6%	47.9%	46.4%
Personal auto physical damage	63.9%	62.1%	64.8%	64.0%
Total personal auto	54.5%	58.0%	58.6%	55.5%
Homeowners	73.7%	71.2%	68.9%	85.5%
Overall loss ratio	57.3%	59.5%	59.9%	61.7%

The decreases in overall net loss ratio and combined ratio for the third quarter of 2002 were due to milder weather, decreases in both the frequency and severity of auto liability claims and rate increases.  The increased personal auto liability claims reported in the first quarter of 2002 leveled off during the second and third quarters of 2002, and personal auto losses for the nine months ended September 30, 2002 were comparable to the same period in 2001.  Although the homeowners net loss ratio increased in the third quarter of 2002 due to a large fire loss, the net loss ratio for the nine months ended September 30, 2002 improved over the same period in 2001 due to decreases in claim frequency and two rate increases.

Policy acquisition and underwriting expenses were $8.6 million and $24.6 million for the three and nine months ended September 30, 2002, respectively, compared to $8.0 million and $24.4 million for the same periods in 2001.  The underwriting expenses ratios were 22.0% and

22.4% for the three and nine months ended September 30, 2002 respectively, compared to 22.9% and 24.7% for comparable periods in 2001.  The decreases in 2002 are due to a one time $1.7 million charge in 2001 for expenses related to severance payments from change of control agreements in connection with the ProAssurance merger.  Additionally, there was a premium tax refund of $400,000 recorded in 2002 from a prior year tax reduction and increased efficiencies as costs increased at a slower pace than premiums.  Amortization expense was $30,000 and $92,000 for the three and nine months ended September 30, 2002, respectively, compared to $731,000 and $2.2 million for the comparable periods in 2001, respectively.  The decrease was due to the adoption of SFAS No. 142.

Net investment income, excluding realized investment gains and losses, was $2.7 million and $8.4 million for the three and nine months ended September 30, 2002, respectively, compared to $2.8 million and $8.4 million for the three and nine months ended September 30, 2001, respectively.  Declining interest rates and the need for cash to satisfy the potential short-term liquidity requirements of the proposed minority share buy back transaction more than offset the positive effect of a larger portfolio of investments during the three and nine months ended September 30, 2002, compared to the same periods in 2001.  Consistent with 2001, investment income for the three and nine months ended September 30, 2002 was attributable primarily to interest income and not to realized capital gains.  However, the increase in realized capital gains for the nine months ended September 30, 2002 was due to the maturity and subsequent recovery of $700,000 in June 2002 from one of the securities that had been previously written down in June 2001 as securities deemed to have other than temporary declines in fair value due to uncertainty with California electric utilities.

The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.62% for the nine months ended September 30, 2002, compared to 7.02% for the same period in 2001.  The annualized tax equivalent total rate of return, which includes both income and changes in market value of securities, was 14.25% and 10.97% for the three and nine months ended September 30, 2002, compared to 16.43% and 10.16% for the three and nine months ended September 30, 2001.  The returns for the three months ended September 30, 2002 were lower than 2001 due to lower interest rates and the downturn in the U.S. economy.

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

Our cash increased by $18.8 million during the nine months ended September 30, 2002 compared to an increase of $5.2 million for the same period in 2001.  The increase for the nine months ended September 30, 2002 was primarily the result of curtailing new long-term investment purchases so that cash will available to satisfy the potential short-term liquidity requirements of the proposed minority share buy back transaction discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.  Cash provided by operations for the nine months ended September 30, 2002 was $27.4 million compared to $20.0 million for the nine months ended September 30, 2001.  The $7.4 million increase was primarily due to the increase in premiums written during the nine months ended September 30, 2002.

The proposed minority share buy back transaction described in Note 3 of the Notes to Condensed Consolidated Financial Statements will have a material effect on Holdings’ liquidity. The total amount to be paid in the transaction to holders of Holdings stock and options is $33.1 million, which is expected to be paid from Holdings’ existing cash and investments.  We do not expect to incur indebtedness to finance the transaction or to affect the reserves of MEEMIC, but Holdings’ cash will be substantially depleted as a result of the transaction.  The transaction is subject to a number of conditions, including approval by our shareholders other than ProNational and its affiliates and associates.  If the transaction does not occur or is substantially delayed, we may resume the purchase of new longer-term investments.

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

We manage market risk through an investment committee consisting of senior officers of the Company, consultants and a professional investment advisor.  The committee periodically measures the impact that an instantaneous rise in interest rates would have on the fair value of securities.  The committee also measures the duration, or interest rate sensitivity, of a fixed income security or portfolio.  Our investment policy, with which we were in compliance at September 30, 2002, limits the duration of our portfolio to a maximum of 300% of the duration of our liabilities.

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

Our fixed maturity investment portfolio was valued at $198.1 million at September 30, 2002 and had a duration of 3.34 years.  The following table shows the effects of a change in interest rate on the fair value and duration of our portfolio.  We have assumed an immediate increase or decrease of 1% or 2% in interest rate.  You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Change in Rates	Portfolio Value	Change in Value	Modified Duration
	(dollars in thousands)
+2%	$183,578	$(14,492)	4.06
+1%	$191,076	$(6,994)	4.29
0%	$198,070	—	3.34
-1%	$205,100	$7,030	3.55
-2%	$211,888	$13,818	3.75

The other financial instruments, which include cash, premiums due from reinsurers and accrued investment income, do not produce a significant difference in fair value when included in the market risk analysis due to their short-term nature.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in the Company’s Report on Form 10-Q for the quarter ended March 31, 2002, on March 18, 2002, a complaint was filed against Holdings, its directors and its parent company, ProAssurance Corporation, in the 6th Circuit Court in Oakland County, Michigan by a purported shareholder of Holdings seeking to enjoin the transaction described above.  The suit, which purported to be a class action on behalf of the minority shareholders, alleged, among other things that the transaction has been timed to freeze out the minority shareholders, that the proposed transaction is unfair and that ProAssurance and the directors have violated their fiduciary duties.  The complaint also sought damages in an undetermined amount.   On September 10, 2002, the plaintiff agreed to dismiss the lawsuit and the court approved the dismissal with prejudice on September 11, 2002.  No payments of any kind were made by the Company,

ProAssurance or the directors to plaintiff or his counsel to obtain the dismissal of the case.

Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits

10.24                     Agreement and Plan of Merger, dated July 9, 2002 (as amended as of September 18, 2002) (included as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 16, 2002 and incorporated herein by reference).

99.2                           Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

99.3                           Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)           Reports on Form 8-K.

On July 12, 2002, the Company filed a Current Report on Form 8-K dated July 9, 2002, furnishing information under Items 5 and 7.  This report did not include financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEEMIC Holdings, Inc.

Date: November 14, 2002	/s/ Christine C. Schmitt
Christine C. Schmitt
Its: Chief Financial Officer, Secretary and Treasurer
(as principal financial officer and on behalf of the registrant)

CERTIFICATIONS

I, Victor T. Adamo, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of MEEMIC Holdings, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Victor T. Adamo
Victor T. Adamo
Chief Executive Officer

I, Christine C. Schmitt, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of MEEMIC Holdings, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Christine C. Schmitt
Christine C. Schmitt
Chief Financial Officer